Form 10KSB
period 1999-12-31
MICROBEST INC
filed 2001-08-24
CIK 1098560

                     U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                           Commission File No.0-28137

                                 MICROBEST, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            MINNESOTA                                          41-1864003
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)


     751 PARK OF COMMERCE DRIVE, SUITE # 122 BOCA RATON, FLORIDA 33487-3623
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (561) 995-9770

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1999 were $485,724.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On December 31, 1999 the aggregate market value of all common equity held by non-affiliates was $2,544,869.

As of December 31, 1999, there were 15,110,750 shares of common stock issued and outstanding.

Check whether the issuer has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]  No [ ]

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
PART I

         Item 1.   Description of Business                                          3
         Item 2.   Description  of Property                                         7
         Item 3.   Legal Proceedings                                                7
         Item 4.   Submission of Matters to a Vote of Security Holders              9

PART II

         Item 5.   Market for Common Equity and Related Shareholder Matters         9
         Item 6.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                    11
         Item 7.   Financial Statements                                            16
         Item 8.   Changes In and Disagreements with Accountants on Accounting
                      and Financial Disclosure                                     16

PART III

          Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act           16
          Item 10. Executive Compensation                                          17
          Item 11. Security Ownership of Certain Beneficial Owners
                       and Management                                              17
          Item 12. Certain Relationships and Related Transactions                  18
          Item 13. Exhibits and Reports on FORM 8-K                                19

SIGNATURES                                                                         20

EXHIBITS

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

MISSION STATEMENT

Microbest develops cleaning products through applied biotechnology that are effective, environmentally responsible and user-safe. Microbest's successful application of fundamental biological processes, such as the natural decomposition of organic wastes by harmless bacteria found in soil systems, has led to the development of its highly effective BioCleansing Systems(R). Through this breakthrough in applied biotechnology, cleaning more effectively, responsibly and safely than ever before is now a reality. This technology, while providing benefits management believes have never before been achieved, is clearly the solution to the cleaning and disposal of waste grease/oil and organic materials throughout the waste water stream, from the source on floors and industrial surfaces to the improvement of processing efficiencies at waste water treatment facilities.

CONCEPT

Microbest makes and markets its innovative, biologically based cleaning products, named BioCleansing(R) Systems, for the domestic institutional (including hospitality, health care, education and government markets) and industrial (including manufacturing, food processing, transportation, refining and waste treatment) cleaning products industry, representing combined markets estimated to be $5 billion annually based on management's review of industry trend data. The growing awareness of environmental pressures, manifested by tightening government restrictions and regulations such as the Presidential Executive order 13101 mandating the use of "environmentally preferable" products by all sectors of the government, has added additional focus on the features and benefits of Microbest's innovative products.

Initial development focused on grease trap remediation in restaurants. It was quickly found that the desired biological process resulting in the reduction of collected fats and greases by the digestive action of selected bacterial cultures was hampered by the daily usage and disposal of the restaurant's caustic floor and hard surface cleaning products. The benefit of creating alternative cleaning products that would support the biological process, not hinder it, drove further development. The Microbest BioCleansing Systems(R) emerged as powerful, high performance, cost effective, environmentally safe cleaning systems that outperform traditional floor and hard surface cleaners in foodservice, industrial, institutional, and commercial applications.

Microbest BioCleansing Systems(R) feature all the elements that are popular among users of industrial cleaners and include features such as pre-portioned packaging, high-tech dispensing of bulk concentrate and advanced biodegradability. In addition, the products are designed to be more responsible and safer for the marketplace, targeting current users of industrial grade cleaners who are concerned about the environment and risk management issues relating to employee slip-fall accidents as well as those looking for powerful, cost effective, efficient means of waste grease/oil removal and odor abatement.

BACKGROUND

Michael J. Troup, the inventor/innovator responsible for the BioCleansing Systems(R), introduced the proprietary products in 1993 after initial research, development, and evaluation. Although early testing focused on grease trap remediation, successive development resulted in the expansion of the Microbest product line, customer base, and market. The business goals evolved to focus on creating more effective and more responsible alternative cleaning products for floors and hard surfaces, which additionally support the biological process of remediation, producing substantial reductions in waste volumes.

The business was started as Microbest Products, Inc. a Florida corporation that was incorporated on January 1, 1993, and subsequently merged into Microbest, Inc., a Minnesota corporation on April 17, 1997. Microbest, Inc. had been incorporated on December 3, 1996, as Emerald Shade, Inc. Microbest's common stock was approved for trading on the OTC/BB in April 1998.

The trademark registration of the Microbest name and logo design occurred in 1994 (Registration # 1,862,215). Registration of "BioCleansing Systems(R)" occurred in 1997.

The Company is highly dependent upon the efforts and abilities of Mr. Troup, its Chief Executive Officer and Chairman. As founder of the Company, he continues to be the person most responsible for the development of the Microbest product line and market focus.

Mr. Troup holds both a B.S. in Psychology, with minors in chemistry and biology, and an M.A. in Educational Psychology from the University of Toledo. He spent five years as an educator, four years as a corporate technical sales executive and 19 years as an entrepreneur in the areas of commercial real estate brokerage, development, construction and building products sales. The experiences he developed from these fields as a trainer, team manager and product developer are invaluable components of the contributions he has made to Microbest to date.

PRODUCTS

 In the opinion of management Microbest's proprietary BioCleansing Systems(R) provide the most effective and cost-saving approach to floor and hard surface cleaning that exists in the present market. By comparison, traditional cleaners are obsolete. This unique system provides biological alternatives to traditional harsh and ineffective chemicals while protecting the user's employees, clientele, physical assets and our environment. This revolutionary technology produces powerful, top-quality cleaning products that are environmentally safe yet deliver a wide range of fully guaranteed benefits beyond cleaning itself, including substantial reduction in slip-fall occurrences and the elimination of odors.

BIOCLEANSING SYSTEMS(R) BY MICROBEST(R), INC.

Biologically enhanced, powerful cleaning and remediation systems designed to eliminate food service and industrially generated fats, greases and waste oils resulting in grease-free, odor free areas, slip resistant floor surfaces, trouble-free drain lines and reductions in grease trap pumping. Environmental and user-safe components replace traditional harsh, caustic cleaning products; are biodegradable, safe and effective; Presidential Executive order 13101 compliant as "Environmentally Preferable".

FLOORWASH(TM)                                  OSHA: HMIS RATING of "0" IN USE

         Highly concentrated (160:1) liquid cleanser together with selected microbial cultures generates powerful no-rinse, slip-resistant floor cleaner that keeps drain lines open and reduces grease trap pumping. Continuous microbial action cleans and maintains grout lines. Eliminates sour mop heads. Biodegradable, non-caustic, available in portion pouches or bulk for dispensing systems. Applications include kitchens and associated areas, restrooms (degrades urine: eliminating odors).

MULTIPURPOSE CLEANER/DEGREASER                 OSHA: HMIS RATING OF "0" IN USE

         Replaces butyl and caustic degreasers while supporting BioCleansing System(R) overall effectiveness. General purpose liquid cleaner (27:1), biodegradable, non-caustic, available in portion pouches or bulk for dispensing systems.

GLASS & SURFACE CLEANER                        OSHA: HMIS RATING OF "0" IN USE

         Ammonia-free, non-scented cleaner that excels on stainless steel, Plexiglas, counters and table tops, glass and other hard surfaces at dilution ratio of 32:1. Supports BioCleansing System(R), biodegradable, non-caustic and available in portion pouches or bulk for dispensing systems.

BIODEODORIZER(TM)                              OSHA: HMIS RATING of "0" IN USE

         Powerful blend of microbial cultures degrades the source of odors without "masking". At 4:1, BioDeodorizer treats garbage areas, drains, bathrooms, bar areas, carpets, tile, upholstery. Digests proteins, urine, feces, vomit. Supports BioCleansing System(R), biodegradable, non-caustic, available in quarts or bulk for dispensing systems.

IBC INDUSTRIAL BIOCLEANSER(TM)                 OSHA: HMIS RATING OF "0" IN USE

         Concentrated (40:1 for routine; 32:1 for heavy soil applications) liquid BioCleanser(TM) together with selected microbial cultures generates powerful cleaner for floors, walls and equipment in and around industrial facilities where oil, grease, and petroleum waste is a problem. No rinse, slip-resistant for floors. Excellent for floor scrubber machines. Biodegradable, non-caustic, non-corrosive, eliminates "oil dry" for incidental oil spills, available in bulk for dispensing systems.

Listed below are the relative contribution to sales for each of the products for the two years 1998 and 1999:

  FloorWash (90% of sales)                 BioDeodorizer (* of sales)
  1BC Industrial Biocleanser (* of sales) Surface & Glass Cleaner (* of sales) MultiPurpose Degreaser (* of sales)

     * Less than 5% of sales.

All products are manufactured for Microbest by third parties under protective agreements according to the Company's proprietary specifications and in compliance with government regulations and guidelines. Biological components are produced for the Company by one vendor in its ISO 9000 facility with strict adherence to prevailing USDA Laboratory Guidelines. In addition to conventional bulk packaging for dilution and dispensing systems, the Microbest product line utilizes new, convenient, pre-portioned pouch packaging designed for easy use, enhanced control and less packaging materials. Pouches are also an effective sampling vehicle.

MARKET

The current industrial and institutional cleaning market is fractionated, comprised of multiple suppliers, various channels of distribution, and a wide range of end-users. Microbest is focused on the spectrum of foodservice and industrial opportunities where cleanliness and risk management are critical and waste grease and oil residue is a problem.

The majority of cleaning products companies tries to compete on price or service, rather than focusing on quality. In addition to cleaning, continued tightening of government restrictions and regulations regarding waste disposal provides for new sub-markets within the cleaning industry, creating what is virtually an untapped opportunity for effective and economical biological cleaning alternatives that reduce waste volumes.

With pricing integral to driving the business, the pricing strategy is to deliver to the marketplace not only the substantial benefits of the BioCleansing Systems(R) but also aggressive, competitive pricing. Cost-effective manufacturing and low company overhead support this pricing strategy as volumes increase. As current sales continue to expand to match anticipated volumes on which initial pricing strategies were based, the Company is moving successfully toward achieving its projected cost effectiveness. Pricing itself is further enhanced by the range of additional benefits delivered by the BioCleansing Systems(R), such as reduction in slip-fall accidents, elimination of tile and grout erosion, and elimination of odors.

Marketplace experience shows that once the product is used, loyalty and repurchase are reinforced through the recognition of obtaining high quality at a competitive price together with significant labor reduction and savings achieved in the other areas identified above.

MARKETING AND SALES

Microbest is focused on aggressive sales expansion through direct sales to regional chains, national accounts and government agencies. Sales through distributors are supported by corporate sales staff together with national coverage provided by over 40 manufacturer's reps.

The innovative Microbest "Distributor Pull-Through Program" approaches distributor sales growth by "pulling" products through distribution with faxing, sampling and phone sales to obtain initial orders direct by Microbest staff to the distributors' customers on behalf of the distributor. The "Pull-Through Program" is designed to increase the distributor's direct sales to his customers initially with subsequent increased reorders from the distributor to Microbest.

Expansion of the existing MICROBEST.NET web site, when completed in the first quarter of 2000, will enable interactive distributor support and training as well as e-commerce for on-line purchasing.

With over 100 stocking distributors in place, national presence is supported by conventional wholesaler systems in foodservice, janitorial/sanitation, paper/chemical, and industrial markets. While Microbest has sales agency agreements with ten independent manufacturer's representatives. the Company does not consider any one of these to be material contracts.

End-users consist of major national chain and franchisee restaurant groups, regional restaurant chains, independent restaurants, hotels, school systems, universities, US military, health care facilities, salons, contract cleaning companies, machine shops, industrial facilities and municipal wastewater treatment systems. Encouraged by the success of its initial market penetration in the food service industry, the Company is marketing to industrial factories where hydrocarbon oil and grease are a problem, auto repair and maintenance facilities, including auto dealers, USDA food processing facilities, and the pet industry.

Recent restructuring in the USDA and the elimination of its "product authorization program" opens the food processing market to the BioCleansing Systems(R). Second generation product development will see movement into such areas as waste water treatment products, residential septic tank treatments, gray water treatment for ships, boats and motor homes, diesel boat bilge treatment and odor control and cleaning products for the veterinarian market.

COMPETITION

Microbest competes with large and small companies engaged in the development, marketing and sales of cleaning products. Many of these competitors have significant financial, research and development, marketing and sales resources. These competitors include companies such as Ecolab, S. C. Johnson, Spartan Chemical as well as distributors who private label competitor products such as Sysco Corp., Alliant Foodservice, Inc. and Gordon Food Service. The Company is not aware of any competitor that markets biologically-based cleaning products similar to the Company's products.

Microbest believes that its ability to compete effectively with these competitors will depend on (1) the talents and abilities of Mr. Troup and his management team, (2) its ability to develop and maintain strategic relationships within the industries that will have a strong demand for its unique biologically-based cleaning products, and (3) its ability to establish strong consumer preference for the use of the Company's cleaning products.

REGULATION

The Company knows of no current or pending forms of regulation, legislation or laws intended to prohibit or limit the application of its technology, products or any of the components inherent in its formulations.

The Microbest BioCleansing Systems(R) bring users of the Systems into compliance with hazardous materials regulations and environmental laws.

PATENT/PROPRIETARY PRODUCT PROTECTION

The Company's existing proprietary product line is not protected under U.S. or foreign patents. The Company relies on proprietary trade secrets and confidentiality agreements to protect the formulae of its products. This strategy was embraced to eliminate formulation disclosure under patent application and the potential expense of patent defense in the courts. While "reverse engineering" is a possibility, after six years the Company's products have not been duplicated. Several formidable competitors have shown an interest in having the Microbest product line available to them on a licensed or private label basis, however no such arrangements have been consummated nor are any presently pending.

The Company believes that its existing products do not infringe upon the intellectual property rights of any other person or entity.

SOURCE, MANUFACTURE AND AVAILABILITY OF  PRODUCTS

The Company out-sources the majority of its manufacturing and fulfillment services. This strategy has been very successful to date in providing flexibility to service markets from a variety of locations while eliminating the capital expenditures and fixed overhead required in maintaining additional Company operated locations.

Microbest has relationships with three major vendors with which it has non-compete/non-disclosure agreements and that it considers significant to the production of its products. One of these blends the Company's cleaning solutions, at its plant in Dallas, TX, in accordance with formuli provided by the Company another produces the Company's microbial products at its ISO 9000 facility in Houston, TX from formuli provided by the Company and a third packages the Company's products in pouches at its plant in Atlanta, GA. While each of these vendors is material to the production of the Company's product, management of the Company is familiar with other vendors which are capable of providing the same service without any serious disruption of production and does not consider any of these to be strategic relationships. The Company has not experienced any significant delays from any of these vendors since it has been doing business with them.

EMPLOYEES

As of December 31, 1999, the company employed 10 full time employees and 2 part time employees. The Company believes it has satisfactory relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

All of the operations of the Company are conducted from premises leased from unaffiliated landlords.

Pursuant to a lease agreement with Triad Properties, the company leases approximately 3,000 square feet of space at 751 Park of Commerce Drive, Suite 122, Boca Raton, Florida as its principal executive offices, as well as marketing, administration and product development facilities. The lease runs through March 2003, with annual rental of approximately $26,000. This is a modern CBS and Steel, class B building in a major Boca Raton office park, with 2500 square feet of office space and a 500 square foot warehouse.

The company also leased approximately 2,400 square of usable space under a short-term rental agreement at 4301 Oak Circle Drive, Boca Raton, Florida. This facility was used as a temporary warehouse and distribution facility at a monthly rental of $1,696. This is a CBS and steel warehouse, with 500 square feet of office space in a strategically located industrial section of Boca Raton, convenient to transportation. The Company vacated these premises on March 1, 2000 as an economy measure and consolidated the functions previously performed there with a vendor that does fulfillment for the Company.

The company considers its current leased facility adequate for its operations. In the event its lease was terminated or not renewed, management believes adequate alternative space is readily available under comparable terms and conditions.

ITEM 3. LEGAL PROCEEDINGS

THE CIOFFI MATTER

This is an action pending before the American Arbitration Association, which was filed in 1999 by Microbest, Inc.'s former President, Patrick Cioffi, Jr. (Cioffi).

Cioffi was hired as Microbest's President in November 1997 and the parties entered into an Employment Agreement in June 1998. The Employment Agreement allows termination for cause based on a "breach of fiduciary duty, permanent disability, conviction of a felony or crime involving moral turpitude or dishonesty, or such other conduct which holds Mircobest up to public ridicule." Microbest terminated Cioffi's employment for cause in December 1998. It is now known that:

         1. Cioffi misrepresented his educational background and professional credential,

         2. A complaint was made that Cioffi sexually harassed a female employee,

         3. Cioffi gave himself an unauthorized salary increase,

         4. Cioffi inappropriately received undisclosed payments from a vendor, and

         5. Cioffi provided false information regarding the financial status of the Company to the Board of Directors.

Cioffi's seven-count Demand for Arbitration raises allegations against Microbest and its CEO, Michael Troup ("Troup") for breach of contract, breach of implied covenant of good faith and fair dealing, fraud in the inducement, unpaid wages, Quantum Meruit, breach of fiduciary duties and accounting. Cioffi alleges that nothing he did meets the cause threshold and therefore, Microbest breached the Employment Agreement and he is entitled to the compensation and benefits outlined in the Employment Agreement. Cioffi further contends that even if he was terminated for cause, he is still entitled to the 500,000 shares of Microbest's common stock. Cioffi seeks damages of approximately $450,000 for lost wages and benefits, plus the value of 500,000 shares of commons stock, and his attorneys' fees and costs.

Microbest and Troup deny the allegations of Cioffi's Demand for Arbitration. In addition, Microbest filed a four count counterclaim against Cioffi for:

         Breach of Contract
         Rescission
         Fraud, and
         Breach of Fiduciary Duty.

Microbest seeks in excess of $100,000 from Cioffi. Microbest contends that, for the reasons set forth above, it terminated Cioffi for cause. Microbest further alleges that Cioffi fraudulently induced it to enter into the Employment Agreement and, therefore, the agreement should be rescinded, including the stock compensation plan.

Discovery is substantially complete. The final arbitration hearing is scheduled on September 10-13, 2001.

Microbest believes that Cioffi's allegations are without merit and that it had a valid business reason to terminate Cioffi's employment. However, due to the uncertainty of litigation, counsel is unable to predict the amount of damages Cioffi may be awarded at the final arbitration hearing or the amount of damages the Company will be awarded if it prevails on its counterclaim.

THE SIMRAY MATTER

In late 1998, Raymond Evans and Simon Mundlack (hereinafter SIMRAY), shareholders and creditors of Microbest Products, Inc., (MPI) and former distributors of the Company's products brought a lawsuit against the Company in connection with the level of their ownership participation in MPI prior to and subsequent to the merger, as previously described in Part 1, Item 1, Description of Business.

This lawsuit was settled in March 1999 by paying off an existing outstanding loan of $100,000 and the issuance of 600,000 shares of the Company's common stock. In connection with the issuance of common stock the Company recorded a charge to litigation settlement expense of $525,000. The settlement terms further stated that 300,000 of the 600,000 shares of common stock issued had a one-year call provision and if the Company did not exercise its call provision, then SIMRAY had a 10 day put provision.

In March of 2000, after the one-year call provision expired, SIMRAY exercised their put and demanded $361,000 from the Company and obtained a judgment against the Company. As a result, the Company filed voluntary bankruptcy to protect itself from SIMRAY.

In November 2000, the Company and SIMRAY reached an agreement to settle the litigation liability. In exchange for $200,000 cash, 50,000 free trading shares of the Company's common stock and options to purchase 250,000 shares of the Company's common stock at a 25% discount, SIMRAY would assign their position in the judgment. A shareholder of the Company paid the $200,000 cash, another shareholder of the Company contributed the 50,000 shares and the Company executed the stock option agreements pursuant to the above described terms. As a result, the judgment was assigned from SIMRAY to the shareholder who paid the $200,000.

In December 2000, the Company settled the $361,000 litigation liability with the shareholder by issuing 7,220,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

Microbest is authorized to issue 100,000,000 shares of common stock, $.001 stated value. As of December 31, 1999 there were 15,110,750 shares issued and outstanding, all of which are validly issued, fully paid and non-assessable. The Company has not declared nor paid any dividends since its inception, and it is not likely that any dividends will be declared at any time in the near future. Any dividends will be subject to the discretion of the Board of Directors, which has no plans at this time to declare or pay any dividends, and will depend upon, among other things, the operating and financial condition of the company, its capital requirements and general business conditions. The Company currently intends to utilize any positive cash flow it may achieve for the development of its business and ongoing working capital needs.

All common shares have one vote per share on all matters to be voted upon by the shareholders. Cumulative voting in the election of directors is not allowed and a quorum for shareholder meetings result when a majority of issued and outstanding shares are present in person or by proxy.

On March 25, 1999, the Company's Board of Directors approved the creation of a qualified incentive stock option plan and reserved 1,000,000 shares of common stock for options to be granted under the plan. To conform to the Internal Revenue Code as a tax qualified ISO plan, the Plan must be approved by a majority of the Company's shareholders. Because the shareholders did not approve the Plan, the options granted are deemed to be non-qualified.

During 1999 the Company issued 45,000 stock options to employees and 20,000 to non-employees, all at an exercise price of $.19. During 2000 the Company issued 250,000 options in connection with the litigation settlement described in Item 3 above, at an exercise price equal to a 25% discount to the market price on the date of exercise. During 2000 the Company also issued 150,000 stock options for services by a director of the Company at an exercise price of $.15.

PREFERRED STOCK

Microbest is authorized to issue 50,000,000 shares of preferred stock, $.01 stated value. As of December 31, 1999 there were 40,020 preferred shares issued and outstanding. The preferred stock is convertible into common stock at a ratio of 10 common shares for each preferred share, at a conversion price of $.10 per share. The conversion period expires April 17, 2002. Prior to conversion, each preferred share has 10 votes. The preferred stock is not registered with the Securities and Exchange Commission.

CONVERTIBLE DEBT AND PROMISSORY NOTE

On September 1, 1999, the Company issued $200,000 of Convertible Promissory Notes, which bear interest at 8 3/4% and mature in two years, with interest due at maturity. After 15 months and until maturity, the outstanding balance of principal and interest shall be convertible, at the option of the holder, into shares of the Company's common stock at a conversion price 20% below the average closing bid prices of the common stock for the prior 90 days. The Convertible Debt is unsecured. See notes to financial statements.

Also on September 1, 1999, the Company issued a $150,000 promissory note, due in one year, to a fund controlled by Mr.Matthew Bruderman. (see Part III, Item 12). The note bears interest at 12 1/2%. Interest is due at maturity. The holder of the note also received 50,000 shares of the Company's common stock. The note is unsecured. See notes to financial statements.

MARKET PRICE OF COMMON STOCK

The Company's common stock traded on the NASD OTC Bulletin Board from April 1998 through January 19, 2000. It was removed from the Bulletin Board on January 20, 2000 because of Rule 6530 and has since then to the present traded on The National Quotation Bureau's Electronic Quote System, "The Pink Sheets" in both cases under the symbol MBST. The following table sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                                 HIGH BID      LOW BID
                                                                 --------      -------
March 2, 1998 through March 31, 1998 .........................     none           none
April 1, 1998 through June 30, 1998 ..........................    $1.75          $1.13
July 1, 1998 through September 30, 1998 ......................    $1.38          $0.42
October 1, 1998 through December 31, 1998 ....................    $2.06          $0.58
January 1, 1999 through March 31, 1999 .......................    $1.50          $0.75
April 1, 1999 through June 30, 1999 ..........................    $1.19          $0.63
July 1, 1999 through September 30, 1999 ......................    $0.88          $0.19
October 1, 1999 through December 31, 1999 ....................    $0.43          $0.15



RECENT SALES OF UNREGISTERED SECURITIES

The following provides information concerning all sales of securities that the Company sold within the two year period ended December 31, 1999 relying on exemptions from registration under the Securities Act of 1933:

From January 20, 1998 through December 15, 1998 the Company issued 2,004,102 shares of common stock for cash of $630,150 without registration pursuant to an exemption from registration under rule 504.

Between April 1, 1998 and December 14, 1998 the Company also issued 702,500 restricted shares of common stock for cash of $220,500 without registration in reliance upon section 4 (2) of the Securities Act of 1933.

During the year ended December 31, 1999 the company issued 161,275 shares of common stock for cash of $142,500 without registration pursuant to an exemption from registration under-rule 504.

During the year ended December 31, 1999 the Company also issued 2,308,267 restricted shares of common stock for cash of $589,006 and services of $60,420 without registration in reliance upon section 4(2) of the Securities Act of 1933.

In March 1999 the Company issued 600,000 restricted shares of common stock without registration in reliance upon section 4 (2) of the Securities Act of 1933, for which it recorded $525,000 of litigation settlement expenses. (See
Part I, Item 3, Legal Proceedings)

As of December 31, 1999 there were approximately 878 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis should be read in conjunction with the financial statements and related notes thereto that appear elsewhere herein.

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements. These forward-looking statements include statements regarding marketing plans, capital and operating expenditures, results of operations, potential utility and acceptance of our existing and proposed products, and the need for and availability of additional financing. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business which involve judgments with respect to among other things, future economic and competitive conditions, future regulations, and business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on the business or the extent to which any factor, or combinations of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by us or any other person that our objectives or plans will be achieved.

BACKGROUND AND FINANCIAL HISTORY

Although Microbest Inc. has been in existence since 1993, the Company has not been able to develop its operating plan to the point where it can sustain profitable operations. The Company has been involved essentially in product development and market testing and development since it was founded. In 1997 the Company began concentrating its marketing efforts in the food service industry and has been successful in developing a presence for its products in that market.

The business of-developing, marketing and selling the Company's biological cleaning products is capital intensive. The Company intends to continue its selling and marketing efforts and will require additional capital in order to continue operating at the current level, to expand its business, and to fund production and development costs. Additional capital financing may not be available. Without such financing, the Company will not be able to continue at its present operational level or fully implement its business strategy.

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years ended December 31, 1999, the company generated $862,326 in net sales. During this same two years the company recorded net losses of $3,099,452. The Company generated $1,785,830 from financing activities during this period to help fund the shortfall in working capital.

LIQUIDITY AND CAPITAL RESOURCES

For the two years ended December 31, 1999 the Company issued 5,776,144 shares of common stock for cash, for services and for litigation settlement all as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933 or for cash without registration pursuant to an exemption from registration under rule 504. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

In August 1999 the Company arranged for $500,000 financing through the private sale of restricted shares of its common stock to several unrelated accredited investors who are familiar with the Company, its mission and its products. The shares were offered without registration in reliance on Section 4 (2) of the Securities Act of 1933. The price for the shares sold was at a discount of 25% to the average closing bid price as reported on the Over the Counter Bulletin Board for the five days prior to the date of sale. This financing was designed to meet the working capital needs of the Company through the balance of 1999. As of February 3, 2000 the Company had received $500,000 from the sale of 2,387,366 shares of common stock under these arrangements.

On September 1, 1999 the Company issued $200,000 of unsecured convertible promissory notes to three individuals. The notes bear Interest at 8 3/4% and mature in two years, with interest due at maturity. After 15 months and until maturity, the outstanding balance of principal and interest shall be convertible, at the option of the holder, into shares of the Company's common stock at a conversion price 20% below the average closing bid prices of the common stock for the prior 90 days. The proceeds from the notes were used to repay $200,000 advanced to the Company by Matthew J. Bruderman, a related party (see Item 12 Certain Relationships and Related Transactions).

On July 1, 2001 the three notes holders agreed to extend the due date of the notes to June 30, 2002. One of the note holders, whose note is for $100,000 waived his rights to the conversion features of the note in exchange for the Company's agreement to pay interest due on the note currently in cash. The other two holders received an additional 5% discount on the conversion price for extending the due date. (See notes 6 and 12 to the financial statements)

Also on September 1, 1999, the Company issued a $150,000 unsecured promissory note to a firm controlled by Mr. Bruderman, due in one year, with interest at 12 1/2%, which is due at maturity. The holder of the note also received 50,000 shares of the Company's common stock at the time of issuance. The proceeds of the note were used to meet operating expenses. The note was increased to $170,000 on October 15, 2000 to reflect an additional $20,000 cash advance made to the Company and on July 1, 2001 the due date was extended to June 30, 2002. (See notes 6 and 12 to the financial statements)

As indicated above, the Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. To continue such sales of its common stock has recently become more costly to the Company because of the decline in the market price of the Company's common stock on the OTC/BB. The low bid price dropped from $.75 in the first quarter of 1999 to $.187 in October 1999. After being removed from the OTC/BB on January 20, 2000 because of Rule 6530 the shares have traded as low as $0.05 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise capital through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

On March 20, 2000 the Company received a "Notice of Exercise by Raymond Evans and Simon Mundlak (hereinafter SIMRAY) of a Put Option" demanding that the Company purchase the 300,000 shares of common stock covered by the "put" for $450,000 all in accordance with the SIMRAY Settlement Agreement. (See Item 3. Legal Proceedings and Note 5 Litigation Settlement). As the Company did not have the cash resources to fulfill it purchase obligation, SIMRAY exercised the right of judgment they received in the settlement negotiated in 1998. Late in May 2000, the Company was involved in good faith negotiations with SIMRAY to resolve the issue, when SIMRAY took separate aggressive maneuvers to take control of the Company's bank accounts and all of its physical assets. The Company moved quickly to protects its assets. On June 1, 2000 the Company filed for bankruptcy protection under the provisions of Chapter 11of the United States Bankruptcy Code.

At the time of this hostile maneuver, the Company was negotiating a $2.5 million financing commitment with a Wall Street investment banking firm with which it has had a relationship for several years. These negotiations were terminated as a result of the bankruptcy filing.

On August 21, 2000 the Company reached a new settlement with SIMRAY. Under the terms of this settlement SIMRAY would receive $200,000 in cash, retain as free trading shares 50,000, of the 600,000 shares of common stock they owned and they received a two year option to acquire 250,000 shares of the Company's common stock at a 25% discount to the market price of the shares when exercised.

A shareholder of the Company paid the $200,000 cash, another shareholder conveyed the 50,000 free trading shares and the Company executed the stock option agreement.

After executing the above described settlement, In October 2000 the Company applied for and was granted dismissal from the Bankruptcy.

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S CONDENSED FINANCIAL POSITION AND CONDENSED OPERATING RESULTS FOR THE PERIODS INDICATED:

                                                       $ IN THOUSANDS
                                                      YEARS ENDED DEC. 31
                                                  -----------------------------
                                                   1999        1998        1997
                                                  -----       -----       -----

BALANCE SHEET DATA

Working Capital (Deficit) ..................      $ (732)    $(467)      $(122)
Total Asset ................................      $  178     $ 213       $  60
Total Liabilities ..........................      $1,173     $ 621       $ 169
Stockholders Equity (Deficit) ..............      $ (995)    $(408)      $(109)

STATEMENT OF OPERATIONS DATA

Net Sales ..................................      $  486     $ 377       $ 190
Gross Profit (Loss) ........................      $  222     $  50       $ (10)

Expenses
Salaries Wages & Benefits ..................      $  700     $ 549       $ 167
Occupancy Costs ............................      $  189     $ 205       $  52
Travel .....................................      $   96     $ 161       $ 116
Professional Fees ..........................      $  138     $  75       $ 145
Marketing Expenses .........................      $   94     $ 191       $  75
Interest Expense ...........................      $   69     $  19       $   6
Litigation Settlement ......................      $  886        --          --
                                                  ------    ------       -----
Total Expenses .............................      $2,172    $1,210       $ 561
Net Income (Loss) ..........................     $(1,950)  $(1,150)      $(571)
                                                  ------    ------       -----


FINANCIAL CONDITION

The Company's financial position deteriorated in 1999 and 1998 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital increased to $732,000 at the end of 1999 from $467,000 at the end of 1998 and $122,000 at the end of 1997. Current liabilities at the end of 1999 include an increase of $261,000 in the liabilities related to the SIMRAY settlement, and an increase of $176,000 in accounts payable and accrued expenses offset by a decrease of $200,000 in short term financing obligations. At the end of 1998 short term financing obligations were $300,000 compared with $64,000 at the end of 1997

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the sheet ($144,215 and $90,961 at December 31, 1999 and 1998 respectively). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit at the end of fiscal year 1999 is $3,768,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $2,773,000 in the Company's capital account reflecting the funds it has been able to raise through sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company has improved its gross operating margin over the past two years by concentrating sales efforts on pallet-sized bulk shipments. This strategy reduced the need for one company-operated facility and has allowed for more economic lot purchasing and a significant reduction in freight costs. During this time the Company significantly improved the internal controls over its financial operations which were deficient before the installation of a computerized accounting system on January 1, 1999. The results of these efforts are reflected in gross profit margin of 46% in 1999.

During 1998 the Company's gross profit margin was adversely affected by $71,940 of write-offs resulting from unacceptable accounting practices followed by the Company's former president who was dismissed. (See Item 3 Legal Proceedings). The write-offs were for product billed that was never shipped and product samples billed as sales. The adjustments were made to accounts receivable, sales, inventories and cost of sales accounts.

William Breslin was appointed CFO of the Company on January 1, 1999 and installed an integrated computerized accounting system, and established acceptable internal accounting controls, thereby correcting the previously existing weaknesses in the Company's accounting system. In the opinion of management, all corrections that needed to be made were included in these adjustments.

In 1997 the Company had negative gross profit because of a $70,000 charge for defective inventory that could not be sold or repaired. The problem was caused by a bad production run and has since been corrected.

In 1998 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company had only two full time employees during most of 1997, this increased to six employees early in 1998 and to 10 full time employees in 1999. The majority of this staff is involved with sales and marketing. The increase in 1999 reflects increased commissions paid on higher sales, plus the salary for Mr. Breslin who joined the Company as CFO on January 1, 1999.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses and related expenses of supporting the expanded sales and marketing staff. The increase in occupancy costs includes rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses.

Travel expenses were higher in 1998 primarily because of two business trips Michael Troup made to Japan. Travel was curtailed in 1999 as a cost cutting move.

Professional fees increased in 1999 because of audit and legal fees associated with initial SEC filings, legal fees associated with litigation and financial consulting services.

Marketing expenses were unusually high in 1998 as the Company revised much of its hard copy advertising materials at a one time cost approximating $80,000. Discretionary marketing expenses have been curtailed during 1999 as cost cutting moves.

Interest expense increased from $6,000 in 1997 to $19,000 in 1998 and $69,000 in 1999 primarily as a result of the increases in debt financing obligations and for interest due on past due payroll taxes.

The Company recorded $886,000 in 1999 of litigation settlement expenses in connection with the settlement of the SIMRAY matter. (See description above under Liquidity and Capital Resources, Item 3. Legal Proceedings and Note 5 Litigation Settlement.)

The Company is currently involved in litigation with a former officer. See Part I, Item 3. Legal Proceedings and Note 9 Commitments and Contingencies.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last four years and has an accumulated deficit from operations of $3,768,004 at December 31, 19999. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

The realization of assets and the satisfaction of liabilities in the normal course of business is dependent upon the company obtaining additional equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the financial results will be materially affected.

The Company plans to continue its current strategy of developing a presence for its products in the food service industry. Additionally, work needs to continue on rounding out the product line and expanding penetration into other target markets. This strategy will continue to require additional ongoing investor financing. While management of the Company believes it will be able to arrange the necessary financing to support its plan, if it is unable to, there is substantial doubt that the Company will be able to continue.

As described above the Company's expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year (sales for the year 1999 were $485,724 compared with $376,602 in 1998). The Company continues to have sales growth but at a less than a desirable rate and plans to continue its aggressive market development plan. As indicated above the operations of the Company have been financed primarily with funds provided by a small group of accredited investors. Management of the Company is confident this group will continue funding the Company's operating plan until it is financially successful.

"Y2K" ISSUE

Management of the Company believes it is in full compliance with the "Y2K" issue. The Company operates an internal Local Area Network for all of its computer operations and all the software and substantially all the hardware in use passed successfully into the new year without disruption. Based on discussions with its major vendors, the Company believes there will be no interruption from its vendors that will interfere with the Company's operations. Management of the Company believes that the "Y2K" issue will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial schedules.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are:

NAME                             AGE                POSITION
----                             ---                --------
Michael J. Troup                  57                Chairman of the Board and Chief Executive Officer
William J. Breslin                62                Director and Secretary, Treasurer and Chief Financial Officer
Matthew J. Bruderman              28                Director
Carter Reames                     62                Director


MICHAEL TROUP, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, provided the concept, initial investment capital and entrepreneurial drive necessary to bring the Microbest proprietary products to market. The holder of an undergraduate degree in Psychology, with minors in chemistry and biology, and an M.A. in Educational Psychology from The University of Toledo, Mr. Troup brings to the management team more than 25 years of experience in manufacturing, marketing and concept development. Mr. Troup has been employed full time by the Company since January 1993 as its C.E.O.

WILLIAM J. BRESLIN, DIRECTOR AND CHIEF FINANCIAL OFFICER, brings over 35 years of diversified financial experience to Microbest. Mr. Breslin began his career with Price Waterhouse where he developed specialties in corporate finance, business development, and acquisitions and mergers. He spent 15 years in corporate financial management as a senior financial executive with such companies as Hartz Mountain Corporation, The Washington Post Corporation and The Zondervan Publishing Company. For the last 10 years Mr. Breslin has been an independent consultant to emerging growth companies in his areas of specialty. Mr. Breslin is a Certified Public Accountant in the states of New York and Florida. He holds an undergraduate degree from Iona University with a major in accounting. Mr. Breslin joined the company as CFO on January 1, 1999 and became a Director on April 8, 1999.

MATTHEW J. BRUDERMAN, DIRECTOR, is President and CEO of M. J. Bruderman & Company, Inc., an international money management firm based in New York. Mr. Bruderman, who represents the third generation of Bruderman family presence on Wall Street, brings to Microbest his experience in financing developing companies, and his relationships in the investment banking community. Mr Bruderman has been in his present position for the past five years. Mr. Bruderman became a director of the Company on June 22, 1998. Mr. Bruderman resigned from the Company's Board on May 31, 2000 because of the time demands of his own busines

CARTER REAMES, DIRECTOR, serves as Chief Executive Officer of Reames Realty Advisors, a firm based in Atlanta and specializing in commercial real estate advisory services and acquisitions. Prior to his real estate investment activities, Mr. Reames held technical and management positions in the chemical manufacturing industry, and brings an array of engineering and entrepreneurial talents to the Microbest Board. Mr. Reames became a director of the company on October 8, 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934 and the rules there under require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

During the last fiscal year, all Section 16 (a) filing requirements applicable to the Company's officers and directors were not complied with on a timely basis because of a misunderstanding by management of the Company regarding the effective date as it relates to the requirements of Section 16 (a). Forms 3, 4 and 5 for the four officers and directors of the Comp[any which were due to be filed between January 19, 2000 and August 10, 2001 where not filed until August 10, 2001. Management of the Company is not aware of any other shareholders who have not met the requirements of Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to the Company's officers for the last three completed fiscal years. No other executive officer of the Company, other than Mr. Troup received compensation of $100,000 or more in any year the Company has been in existence.


                                             ANNUAL COMPENSATION
                                      ----------------------------------            OTHER
NAME AND PRINCIPAL POSITION           YEAR          SALARY         BONUS         COMPENSATION
---------------------------           ----          ------         -----         ------------
Michael J. Troup, C.E.0 .....         1999         $140,000         None         $ 16,480(1)
                                      1998         $105,000         None         $ 16,480(1)

Patrick  Cioffi, President(2)         1998         $ 87,950         None         $ 15,985

William J. Breslin(3) .......         1999         $ 78,000         None             None
                                      1998             None         None         $ 16,500

Gary Garavaglia(4) ..........         1999         $ 70,000         None         $  4,500


         1. Includes $6,500 in lease payments on a vehicle the Company provides to Mr. Troup, $6,480 in health insurance premiums the Company pays for his benefit and $3,500 in health club dues the Company pays for his benefit.

         2. Mr. Cioffi joined the Company as its president on November 3, 1997 and served in that capacity until December 8, 1998 when he was terminated for cause. As a result of his dismissal the agreement between the Company and Mr.Cioffi was deemed void and the stock compensation arrangement with him was cancelled. See
               Part 11, Item 3. Legal proceedings.

         3. Mr. Breslin joined the company as its CFO on January 1, 1999 at an annual salary of $78,000. Prior to that he worked as an independent consultant to the company performing the services of the CFO on a part-time basis.

         4. Mr. Garavaglia joined the Company on July 2, 1999 as Vice President for Marketing at an salary of $120,000. He received a signing bonus of 25,000 shares of common stock valued at $4,500.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 1999 the beneficial ownership of the Company's 15,110,750 outstanding shares of common stock and 40,020 outstanding shares of preferred stock by any persons who own of record or are known to own, beneficially, more than 5% of the Company's common or preferred stock and each director and executive officer of the Company and all directors and officers as a group.


                                            NAME AND ADDRESS          AMOUNT AND NATURE                      PERCENT
TITLE OF CLASS                             OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP                    OF CLASS
---------------------------------------------------------------------------------------------------------------------
 Common Stock                                Michael J. Troup                1,803,907(1)                       11.9%
 Preferred Stock ............................Michael J. Troup                   36,200                          90.4%
                                             1117 Island Dr.
                                             Delray Beach, FL 33483

 Common Stock................................Matthew J. Bruderman              250,000(2)                        1.7%
                                             1 World Trade Center
                                             Suite 1153
                                             New York, NY 10048

 Common Stock................................Carter Reames                     155,000                           1.0%
                                             6440 Tanacrest Ct. N.W.
                                             Atlanta, GA 30328

 Common Stock................................William J. Breslin                127,500(3)                         .8%
                                             1764 N. W. 88th Way
                                             Coral Springs, FL 33071

 Common Stock ...............................All officers and directors      2,336,407                          15.5%
 Preferred Stock                             as a group (4)                     36,200                          90.4%



Messrs. Troup, Breslin and Reames are directors of the Company and Mr. Bruderman wasa director until he resigned on May 1, 2000. Mr. Troup is the Chairman of the Board and the C.E.O. of the company. Mr. Breslin is secretary, treasurer and the C.F.O. of the Company.

         1. Includes 1,443,000 shares issued to the Michael J. Troup Trust, 76,333 shares issued to Lindsey Troup and 72,333 shares issued to Peter Troup with respect to which Mr. Troup claims beneficial ownership. Lindsey and Peter Troup are Mr. Troup's children.

         2. Mr. Bruderman provides financial consulting services to the Company.

         3. Includes 5,000 shares issued to Heather A. Breslin and 5,000 shares issued to Holly A. Breslin with respect to which Mr. Breslin claims beneficial ownership. Heather and Holly Breslin are Mr. Breslin's daughters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1998 Microbest, Inc. engaged Mr. Bruderman to perform a variety of financial consulting services over an extended period of time. The services performed by Mr. Bruderman included the following:

         o  Assistance in developing the Company's business plan

         o  Introducing management to potential investors

         o  Recruiting potential board members

         o  Assistance with executive recruitment

         o  Assistance in developing the Company's marketing plans

         o  Assistance with financial public relations

As compensation for these services the Company accrued $40,000 of consulting expense in each of 1998 and 1999. The parties mutually agreed that the Company issue 250,000 restricted shares of Microbest common stock to Mr. Bruderman in recognition of his financial consulting efforts and related out of pocket expenses. These shares were issued in January 2000. (See Note 11)

On February 16, 2001 the Company received a $1 million financial commitment from Forward Looking Technologies, Inc., (FLT) of Aventura, Florida a venture capital group specializing in funding emerging growth technology companies with an emphasis on solutions to pressing environmental issues. Microbest was chosen by FLT for its leadership in the development of its bio-based cleaning technologies.

Since making its commitment in February, through August 9, 2001 FLT has advanced $335,000 to Microbest for which it received 2,719,118 restricted shares of common stock, which represents a seven and one half percent ownership interest of the Company common stock making them a beneficial owner of Microbest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents of the Company are filed as part of this report:

Financial Statements;

    Independent Auditor's Report

    Balance Sheets as of December 31, 1999 and 1998

    Statements of Operations for the Years Ended December 31, 1999 and 1998

    Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998

    Statements of Cash Flows for the Years ended December 31, 1999 and 1998

    Notes to Financial Statements

  Exhibits

         Number 1                  Plan of Merger (1)
         Number 2                  Articles of Incorporation (1)
         Number 3                  By-Laws (1)
         Number 4                  Shareholder Reconciliation (2)
         Number 5                  Promissory Notes (2)
         Number 6                  $500,000 Additional Financing (3)
                                   $360,000 Additional Financing (3)
                                   $1,000,000 Financial Commitment from
                                   Forward Looking Technologies (3)

         (1) Incorporated herein by reference to the Company's Form 10-SB as originally filed on November 16, 1999.

         (2) Incorporated herein by reference to the Company's Form 10-SB, Amendment # 1 filed on February 9, 2000

         (3) Incorporated herein by reference to the Company's Form 10-SB, Amendment # 3 filed on August 13, 2001

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MICROBEST, INC.

August 24, 2001                                By  /s/ Michael J. Troup
                                                   ---------------------------
                                                   Michael J. Troup, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Troup
-----------------------------------                  Chairman of the Board of Directors,
August 24, 2001                                      President and Chief Executive Officer
Michael J. Troup

/s/ William J. Breslin
-----------------------------------                  Chief Financial Officer, Principal
August 24, 2001                                      Accounting Officer, Treasurer and Director
William J. Breslin

/s/ Carter Reames
-----------------------------------                  Director
August 24 , 2001
Carter Reames

                                 MICROBEST, INC.

                                TABLE OF CONTENTS

                                                                PAGE
                                                                ----

INDEPENDENT AUDITORS' REPORT ............................        22

FINANCIAL STATEMENTS

           Balance Sheets ...............................        23

           Statements of Operations .....................        24

           Statements of Changes in Stockholders' Deficit        25

           Statements of Cash Flows .....................        26

NOTES TO FINANCIAL STATEMENTS ...........................     27-38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Microbest, Inc.

We have audited the accompanying balance sheets of Microbest, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microbest, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in notes 1 and 12 to the financial statements, the Company has a deficit in working capital, has suffered cumulative losses from operations since inception, and it has a tax lien filed against it by the Internal Revenue Service. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                          /s/ Ahearn, Jasco + Company, P.A.
                                          -------------------------------------
                                          AHEARN, JASCO + COMPANY, P.A.
                                          Certified Public Accountants

Pompano Beach, Florida
August 9, 2001

                                 MICROBEST, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                             1999              1998
                                                                          -----------       -----------
                                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $        --       $    56,554
   Accounts receivable, net of allowances of $5,400
    in 1999 and $8,540 in 1998                                                 28,598            41,681
   Inventories, net                                                            76,866            42,457
   Prepaid expenses                                                             8,000                --
                                                                          -----------       -----------
           TOTAL CURRENT ASSETS                                               113,464           140,692

PROPERTY AND EQUIPMENT, net                                                    62,502            67,594
OTHER ASSETS                                                                    2,385             4,875
                                                                          -----------       -----------
           TOTAL                                                          $   178,351       $   213,161
                                                                          ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                         $     7,047       $        --
   Accounts payable and accrued liabilities                                   474,898           305,799
   Current portion of capital lease obligation                                  1,981             1,981
   Notes payable - shareholder                                                     --           100,000
   Litigation settlement payable                                              361,000                --
   Due to shareholder                                                              --           200,000
                                                                          -----------       -----------
           TOTAL CURRENT LIABILITIES                                          844,926           607,780
                                                                          -----------       -----------

LONG-TERM DEBT:
   Capital lease obligation - long-term portion                                12,205            13,884
   Notes payable - shareholder                                                150,000                --
   Convertible promissory notes                                               166,500                --
                                                                          -----------       -----------
           TOTAL LONG-TERM DEBT                                               328,705            13,884
                                                                          -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized; 40,020 shares
    issued and outstanding                                                        400               400
   Common stock, 100,000,000 shares authorized; 15,110,750 and
    12,041,208 issued and outstanding in 2000 and 1999, respectively           15,110            12,041
   Additional paid-in capital                                               2,757,214         1,397,490
   Deficit                                                                 (3,768,004)       (1,818,434)
                                                                          -----------       -----------
           STOCKHOLDERS' DEFICIT, NET                                        (995,280)         (408,503)
                                                                          -----------       -----------
           TOTAL                                                          $   178,351       $   213,161
                                                                          ===========       ===========


                 See accompanying notes to financial statements.

                                 MICROBEST, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                           1999               1998
                                                       ------------       ------------
SALES, net                                             $    485,724       $    376,602

COST OF SALES                                               264,134            327,087
                                                       ------------       ------------
           GROSS PROFIT                                     221,590             49,515

ADMINISTRATIVE EXPENSES                                   1,215,700          1,180,644
LITIGATION SETTLEMENT EXPENSES                              886,000                 --
                                                       ------------       ------------
           LOSS FROM OPERATIONS                          (1,880,110)        (1,131,129)

INTEREST EXPENSE                                            (69,460)           (18,753)
                                                       ------------       ------------

           LOSS BEFORE PROVISION FOR INCOME TAXES        (1,949,570)        (1,149,882)

PROVISION FOR INCOME TAXES                                       --                 --
                                                       ------------       ------------
           NET LOSS                                    $ (1,949,570)      $ (1,149,882)
                                                       ============       ============

LOSS PER COMMON SHARE:
   Basic and diluted                                   $     (0.146)      $     (0.106)
                                                       ============       ============
   Weighted average common shares outstanding            13,360,515         10,847,026
                                                       ============       ============




                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                             PREFERRED STOCK                    COMMON STOCK
                                                       ----------------------------   --------------------------------
                                                                       STATED VALUE                     STATED VALUE
                                                        # OF SHARES   $.01 PER SHARE    # OF SHARES    $.001 PER SHARE
                                                       ----------------------------------------------- ---------------

STOCKHOLDERS' DEFICIT, December 31, 1997                    40,040      $       400       9,334,606     $     9,335

Issuance of common stock for cash, net                          --               --       2,706,602           2,706

Net loss for the year ended December 31, 1998                   --               --              --              --
                                                       -----------      -----------     -----------     -----------

STOCKHOLDERS' DEFICIT, December 31, 1998                    40,040      $       400      12,041,208     $    12,041

Conversion of preferred stock                                  (20)              --             200              --

Issuance of common stock for cash, net                          --               --       2,154,342           2,154

Issuance of common stock to employees                           --               --         170,000             170

Issuance of common stock for services and interest              --               --         145,000             145

Issuance of common stock for litigation settlement              --               --         600,000             600

Beneficial conversion feature on convertible
     promissory notes                                           --               --              --              --

Issuance of stock options to consultants                        --               --              --              --

Net loss for the year ended December 31, 1999                   --               --              --              --
                                                       -----------      -----------     -----------     -----------

STOCKHOLDERS' DEFICIT, December 31, 1999                    40,020      $       400      15,110,750     $    15,110
                                                       ===========      ===========     ===========     ===========





                                                         ADDITIONAL                       STOCKHOLDERS'
                                                           PAID-IN                           EQUITY
                                                           CAPITAL           DEFICIT      (DEFICIT), NET
                                                         ------------   ---------------   ---------------

STOCKHOLDERS' DEFICIT, December 31, 1997                 $   549,546     $  (668,552)     $  (109,271)

Issuance of common stock for cash, net                       847,944              --          850,650

Net loss for the year ended December 31, 1998                     --      (1,149,882)      (1,149,882)
                                                         -----------     -----------      -----------

STOCKHOLDERS' DEFICIT, December 31, 1998                 $ 1,397,490     $(1,818,434)     $  (408,503)

Conversion of preferred stock                                     20              --               20

Issuance of common stock for cash, net                       729,352              --          731,506

Issuance of common stock to employees                         30,430              --           30,600

Issuance of common stock for services and interest            29,655              --           29,800

Issuance of common stock for litigation settlement           524,400              --          525,000

Beneficial conversion feature on convertible
     promissory notes                                         44,667              --           44,667

Issuance of stock options to consultants                       1,200              --            1,200

Net loss for the year ended December 31, 1999                     --      (1,949,570)      (1,949,570)
                                                         -----------     -----------      -----------

STOCKHOLDERS' DEFICIT, December 31, 1999                 $ 2,757,214     $(3,768,004)     $  (995,280)
                                                         ===========     ===========      ===========









                 See accompanying notes to financial statements.

                                 MICROBEST, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                       1999             1998
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(1,949,570)     $(1,149,882)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                      17,217            9,756
      Interest expense, beneficial conversion feature                                   11,167               --
      Common stock issued to employees                                                  30,600               --
      Common stock issued for services, net                                             17,800               --
      Common stock issued for litigation settlement                                    525,000               --
      Loss from litigation settlement                                                  361,000               --
      Other non cash charges                                                            49,867           36,391
      Changes in certain assets and liabilities:
         Accounts receivable                                                            13,083          (24,159)
         Inventories                                                                   (34,409)         (19,257)
         Accounts payable and accrued liabilities                                      169,099          200,091
         Cash overdraft                                                                  7,047               --
                                                                                   -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                 (782,099)        (947,060)
                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITY
   Change in other assets                                                                2,490               --
   Purchases of property and equipment                                                 (12,125)         (53,398)
                                                                                   -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (9,635)         (53,398)
                                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                                                 (1,679)              --
   Payments on note payable                                                           (100,000)              --
   Proceeds from the issuance of notes payable                                         305,333               --
   Proceeds from sale of stock                                                         731,526          850,650
   Advances from (payments to) shareholders                                           (200,000)         200,000
                                                                                   -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              735,180        1,050,650
                                                                                   -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (56,554)          50,192

CASH AND CASH EQUIVALENTS, Beginning of year                                            56,554            6,362
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, End of year                                             $        --      $    56,554
                                                                                   ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                           $        --      $       700
                                                                                   ===========      ===========
   Income taxes paid in cash                                                       $        --      $        --
                                                                                   ===========      ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
          In December 1998, the Company entered into a capital lease obligation for $15,865 for telephone equipment.


                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               DESCRIPTION OF ENTITY

               Microbest, Inc. is the entity resulting from a merger of an entity previously named Emerald-Shade, Inc. ("ESI") and Microbest Products, Inc. ("MPI"). MPI began operations in 1993. ESI was incorporated in Minnesota on December 3, 1996, but had no activity or operations prior to the merger other than the issuance of its common stock. The post-merger entity is referred to as the "Company". The Company is engaged in making and marketing a biologically based, environmentally safe system of cleaning products for the industrial and institutional cleaning products industry.

               BASIS OF PRESENTATION, GOING CONCERN CONSIDERATIONS

               The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,949,570 and $1,149,882 for the years ended December 31, 1999 and 1998, respectively, and has a stockholders' deficit of $995,280 and a working capital deficit of $731,462 at December 31, 1999. The Company is also delinquent in the payment of certain payroll taxes to the Internal Revenue Service, and the IRS has filed a tax lien against the Company (see note 12). Management recognizes that the Company must generate additional resources to enable it to continue operations, and to satisfy its existing debts and obligations. Management is planning to obtain additional capital through the sale of equity securities and to increase revenues from operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

               USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               REVENUE RECOGNITION AND CREDIT RISKS

               Revenue is recognized at the time the goods are shipped. Accounts receivable are primarily with restaurants and food service companies located nationwide. The Company sells its products to various customers spread over a wide geographic area, therefore, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area. In 1999 and 1998, no single customer accounted for more than 10% of the Company's sales.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

               INVENTORIES

               The Company's proprietary products are produced under contract by independent third parties for resale and distribution by the Company. Inventories, therefore, substantially consist of the proprietary products and are recorded at the lower of cost (first-in, first-out method) or market. Products purchased with the intent to use as samples or for promotional purposes are expensed as acquired. Inventories are presented net of allowances.

               PROPERTY AND EQUIPMENT

               Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

               INCOME TAXES

               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFAS No
               109), "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry forwards, and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes are generally expensed as paid.

               CASH AND CASH EQUIVALENTS

               Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

               STOCK BASED COMPENSATION

               In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for its stock plans. Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure purposes only and will not impact the Company's financial position, annual operating results, or cash flows. For transactions with other than employees in which services were performed in exchange for stock, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

               NET LOSS PER COMMON SHARE

               The Company has adopted SFAS No. 128, "Earnings Per Share." SFAS 128 requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants.

               FAIR VALUE OF FINANCIAL INSTRUMENTS

               Cash, accounts receivable, and accounts payable and accrued liabilities are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's capital lease obligation is the same as the recorded amount because the rates and terms approximate current market conditions. The fair value of the remaining obligations is not subject to fair value estimation due to their unique related party nature.

               STATEMENT OF COMPREHENSIVE INCOME

               In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholder's equity. A statement of comprehensive income is not presented since the Company had no items of other comprehensive income.

               NEW ACCOUNTING PRONOUNCEMENTS

               SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company will adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and such adoption is expect to have no impact on the Company's financial statements.

               RECLASSIFICATIONS

               Certain 1998 financial statement amounts were reclassified to conform to the 1999 presentation.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 2.        PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

               Property and equipment consists of the following at December 31, 1999 and 1998:

                                                          1999          1998
                                                        --------      --------

               Equipment owned under capital leases     $ 15,865      $     --
               Office and computer equipment              58,373        62,037
               Leasehold improvements                     20,067        20,067
               Less accumulated depreciation             (31,803)      (14,510)
                                                        --------      --------

               Property and equipment, net              $ 62,502      $ 67,594
                                                        ========      ========

               Depreciation expense for the years ended December 31, 1999 and 1998 was $17,217 and $9,756, respectively, and includes capital lease amortization.

--------------------------------------------------------------------------------
NOTE 3.        CAPITAL LEASE OBLIGATION
--------------------------------------------------------------------------------

               In December 1998, certain office equipment was acquired under the provisions of a long-term lease, and the Company has capitalized the minimum lease payments. The lease payments are for five years beginning in January 1999. As of December 31, 1999, the leased equipment has a recorded cost of $15,865, and total accumulated depreciation of $3,173 (see note 2).

               Future minimum lease payments under the capital lease and the net present value of the future minimum lease payments subsequent to December 31, 1999 are as follows:

               Future minimum lease payments               $21,023
               Less: amount representing interest            6,837
                                                           -------
               Present value of minimum lease payments      14,186
               Less: Current portion                         1,981
                                                           -------
               Long-term capital lease obligation          $12,205
                                                           =======

               Future minimum lease payments are $1,981 in 2000, $2,339 in 2001, $2,761 in 2002, $3,260 in 2003 and $3,845 in 2004.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 4.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

               Accounts payable and accrued liabilities at December 31, 1999 and 1998 consist of the following:

                                                                           1999         1998
                                                                         --------     --------
               Accounts payable                                          $152,595     $ 45,335
               Accrued liabilities:
                    Payroll taxes and related penalties and interest      144,215       90,961
                    Professional fees                                     115,000      115,000
                    Accrued interest                                       22,355       29,503
                    Product warranty and replacement                       25,000       25,000
                    Accrued sales taxes and other                          15,733           --
                                                                         --------     --------
                          Total                                          $474,898     $305,799
                                                                         ========     ========


--------------------------------------------------------------------------------
NOTE 5.        LITIGATION SETTLEMENT
--------------------------------------------------------------------------------

               In late 1998, a group of shareholders known as "Simray" brought a lawsuit against the Company in connection with the merger of MPI and ESI, as described in note 1. Simray was a shareholder and creditor of MPI, both prior to the merger and after the merger, and was a former distributor of the Company's products. This lawsuit was settled in March 1999 by satisfying an existing outstanding loan of $100,000 and the issuance of 600,000 shares of the Company's common stock. In connection with the issuance of common stock the Company recorded a charge to litigation settlement expense of $525,000. The settlement terms also granted the Company a one-year repurchase, or "call" provision, on 300,000 of the 600,000 shares. However, if the Company did not exercise their call provision, then Simray had a "put" provision to force the Company to repurchase the 300,000 shares.

               In March 2000, after the one-year call provision expired, Simray exercised their put and demanded $361,000 from the Company for the repurchase of the shares. Simray subsequently obtained a judgment against the Company. As a result, the Company filed voluntary bankruptcy to protect itself from collection actions on Simray's judgment. At December 31, 1999, the Company accrued a litigation settlement in the amount of $361,000.

               In November 2000, the Company and Simray reached an agreement to settle the litigation liability. In exchange for $200,000 cash, 50,000 shares of the Company's common stock, and options to purchase 250,000 shares of the Company's common stock at a 25% discount, Simray would assign their position in the judgment to another party. A shareholder of the Company paid the $200,000 cash, another shareholder of the Company transferred 50,000 shares of his personally owned common stock, and the Company executed the stock option agreements pursuant to the above-described terms. As a result, the $361,000 judgment was assigned from Simray to the shareholder who paid the $200,000. A value of $9,000 was placed on the 50,000 transferred shares, and a liability was recorded for this amount. In December 2000, the Company settled the $361,000 liability with the shareholder of the by issuing 7,220,000 shares of common stock.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 6.        DEBT OBLIGATIONS
--------------------------------------------------------------------------------

               NOTE PAYABLE - SHAREHOLDERS

               One September 1, 1999, the Company issued a $150,000 unsecured promissory note to a shareholder. The note originally matured on September 1, 2000, but it was extended on July 1, 2001 to now be due on June 30, 2002. The note bears interest at a rate of 12.5%, and interest was accrued during the period the note was in default. During 1999, $6,250 was charged to interest expense for the stated coupon rate. As additional consideration for the note extension, the Company granted the shareholder a security interest in certain assets of the Company.

               In connection with the original September 1, 1999 issuance of the note, the shareholder was also issued 50,000 shares of the Company's common stock. The shares were recorded into equity at their fair market value of $12,000, to be amortized into interest expense over the original one-year term of the note. During 1999, $4,000 was charged to interest expense for the share issuance.

               At December 31, 1998, the Company owed Simray $100,000. See note
               5.

               CONVERTIBLE PROMISSORY NOTES

               On September 1, 1999, the Company issued $200,000 of unsecured convertible promissory notes to three individuals. The notes bear interest at a rate of 8.75%, payable at maturity. During 1999, $5,833 was charged to interest expense for the stated coupon rate. The original notes were due September 1, 2001, but the holders agreed to certain modifications on July 1, 2001, as further described below.

               The original notes contained the following conversion feature: as of December 31, 2000 and until maturity, the outstanding balance of principal and interest is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of 20% below the average closing bid prices of the common stock for the 90 days prior to conversion. According to applicable accounting principles, the 20% discount on the conversion price is a beneficial conversion feature. At the date of issuance, this discount was valued at $44,667 and was charged to additional paid-in capital and as a reduction of the promissory notes at issuance. The $44,667 will be accreted to interest expense from the date of issuance through December 31, 2000, and during 1999, $11,167 of this amount was charged to interest expense.

               Effective July 1, 2001, these three promissory notes were amended. One creditor, whose note was for $100,000, agreed to extend the due date to June 30, 2002 and waived all rights to participate in the above described conversion feature, in exchange for the Company agreeing to pay accrued interest immediately and future interest currently. The other two creditors agreed to extend the due date to June 30, 2002 in exchange for an additional 5% discount on the conversion price. As a result of the conversion discount change, the Company recomputed the beneficial conversion feature for these notes, and as a result, will take a $10,999 additional charge to interest expense in July 2001.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 7.        INCOME TAXES
--------------------------------------------------------------------------------

               A summary of the provision for income taxes for the years ended December 31, 1999 and 1998 is as follows:

                                                                      1999           1998
                                                                    ---------      ---------
               Currently payable:
                  Federal                                           $      --      $      --
                  State                                                    --             --
               Deferred benefit, federal and state                    733,680        440,230
               Change in deferred tax asset valuation allowance      (733,680)      (440,230)
                                                                    ---------      ---------
                          Income tax provision                      $      --      $      --
                                                                    =========      =========



               Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred tax assets at December 31, 1999 and 1998 relate to the following:

                                                                                1999             1998
                                                                            -----------      -----------
               Available federal and state net operating loss carryover     $ 1,432,220      $   665,150
               Stock options granted to other than employees                        480               --
               Accrued expenses, not deductible until paid                       34,480           35,600
               Less: valuation allowance                                     (1,467,180)        (700,750)
                                                                            -----------      -----------
                          Net deferred tax asset                            $        --      $        --
                                                                            ===========      ===========

               The Company has used a combined estimated federal and state tax rate of approximately 40% for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate of 40% because of permanent differences, arising primarily from non-deductible expenses, and the effect of state income taxes.

               The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation future taxable income during the periods in which temporary differences and/or carry forward losses become deductible.

               The Company has available tax net operating loss carryovers ("NOLs") as of December 31, 1999 of approximately $3,581,000. The NOLs expire beginning in 2008. Certain provisions of the tax law may limit the net operating loss carry forwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

               PREFERRED STOCK

               The Company has authorized 50,000,000 shares of $0.01 stated value preferred stock. The Company is authorized to provide for the issuance of shares of preferred stock and to establish the number of shares included in each series and to fix the designation, voting powers, preferences and relative rights and qualifications, limitations or restrictions of each such series.

               In April 1997, the Company designated all 50,000,000 shares of the preferred stock as Class A Preferred Stock. The holders of Class A Preferred Stock have no voting rights and each Class A Preferred share is convertible into 10 common shares for a period of five years from the date of any issuance at a conversion price of $0.10 per common share.

               In November 1997, the Board of Directors of the Company resolved to reverse split the Class A Preferred Stock on a 1 for 50 share basis. The reported shares of the Company have been restated to January 1, 1998 for this stock split. The shareholders agreed to adjust the conversion terms so the ratio for conversion remained at 10 shares of common stock for each share of preferred stock.

               During 1999, a preferred shareholder converted 20 shares of preferred stock into 200 shares of common stock. The Company received $20 cash in connection with the conversion.

               COMMON STOCK

               The Company has authorized 100,000,000 shares of $0.001 stated value common stock. The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

               During 1999, the Company sold 2,154,342 shares of common stock that resulted in net proceeds of $731,506, and also issued 170,000 shares of common stock to employees and 145,000 shares of common stock for services and interest. Management of the Company placed a value of $30,600 on the shares issued for employee compensation, and $29,800 on the shares issued for interest and services performed. As described in note 5, a loan was satisfied in 1999 through the issuance of 600,000 shares of common stock.

               During 1998, the Company sold 2,706,602 shares of common stock that resulted in net proceeds of $850,650.

               STOCK OPTIONS - NON-EMPLOYEES

               During December 1999, the Company issued 20,000 common share stock options for services provided by other than employees of the Company. The exercise price of these options is $0.19. The Company placed a value of $1,200 on these options, and recorded compensation expense in accordance with SFAS No. 123. These options vested immediately, and expire two years from the date of issuance.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

               STOCK OPTION PLAN - EMPLOYEES

               On March 25, 1999, the Board of Directors approved the creation of a stock option plan (the "Plan"), and reserved 1,000,000 shares of the Company's common stock for options to be granted under the Plan. During December 1999, the Company issued 45,000 stock options to employees that are exercisable for 45,000 shares of common stock at a fair value exercise price of $0.19. These options immediately vested, and they expire in two years from issuance.

               STOCK OPTIONS - PRO FORMA DISCLOSURES

               SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions: a risk-free interest rate of 8.00%, zero dividend yield, 90% volatility and a weighted-average expected life of the option of two years. The fair value of each of employee the options was approximately $0.06 at December 31, 1999.

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's net loss of $1,949,570 for the year ended December 31, 1999 would have been increased to the pro forma amount of $1,952,270 for the year ended December 31, 1999. The Company's basic and diluted loss per share of $0.1459 for the year ended December 31, 1999 would have been increased to the pro forma loss per share of $0.1461 for the year ended December 31, 1999.

               The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------

               The following table presents the Company's stock option activity for the two years ended December 31, 1999:


                                                              OPTIONED         WEIGHTED-AVERAGE
                                                               SHARES           EXERCISE PRICE
                                                             ------------      ----------------

               Options outstanding at December 31, 1998               --           $  --

               Issued in 1999                                     65,000            0.19
               Forfeited in 1999                                      --              --
                                                                  ------           -----
               Options outstanding at December 31, 1999           65,000           $0.19
                                                                  ======           =====

               The options outstanding at December 31, 1999 expire in December 2001. All 65,000 options outstanding December 31, 1999 are available for exercise by the option holder.

--------------------------------------------------------------------------------
NOTE 9.        COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

               LEASES

               The Company leases its office space under a lease expiring in March 2003, as well as certain other equipment. Future minimum lease payments under these operating leases are approximately as follows: $28,281 in 2000, $29,121 in 2001, $25,390 in 2002 and
               $5,703 in 2003. Total rental expense incurred during the years 1999 and 1998 was $50,750 and $29,349 respectively.

               LITIGATION

               The Company is involved in a legal action relating to the December 1998 termination for cause of the employment of Mr. Patrick Cioffi, Jr., its former president. The Company alleges, among other things, that Mr. Cioffi inappropriately received payments from a vendor, gave himself an unauthorized salary increase, sexually harassed a female employee, and misrepresented his educational background and professional credentials before being hired. The Company further alleges that Cioffi fraudulently induced it to enter into an employment agreement, and therefore the employment agreement should be deemed void and his stock compensation arrangement cancelled. Mr. Cioffi has filed an arbitration action against the Company claiming damages, including $450,000 for lost wages, the value of the stock compensation arrangement, and legal fees. The matter is presently scheduled for arbitration in September 2001. It is the position of the Company that the claim of Mr. Cioffi lacks merit and that the Company had valid business reasons to terminate his employment. Counsel to the Company is unable to opine as to the ultimate outcome, or to the amount of damages should Cioffi prevail. At December 31, 1999, management has recorded accruals for legal fees and related expenses, but no reserve has been recorded for the amount of damages, if any, that the arbitrator may award to Cioffi, should he prevail.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 9.        COMMITMENTS AND CONTINGENCIES (continued)
--------------------------------------------------------------------------------

               LITIGATION (CONTINUED)

               In addition to the Cioffi matter above, the Company is from time to time exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of any other such actions, if any, will not have a material effect on the financial position or results of operations of the Company.

               SECURITIES AND EXCHANGE COMMISSION (SEC) COMPLIANCE

               In January 2000, pursuant to a SEC filing on Form 10-SB in November 1999, the Company became subject to the periodic reporting rules of the 1934 Securities Exchange Act. As of August 9, 2001, the Company has not filed its annual, quarterly, or periodic reports as required by the '34 Act and the regulations of the SEC. Management of the Company expects all past due SEC reports to be filed before the end of September 2001. What actions, if any, the SEC may take as a result of the Company's non-compliance is unknown.

--------------------------------------------------------------------------------
NOTE 10.       RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

               On June 12, 1998, the Company entered into a two-year agreement with Matthew J. Bruderman, who owns and operates an investment advisory firm, M.J. Bruderman & Company (the "firm"), to provide financial consulting services, including but not limited to, the raising of investment capital for the Company. This agreement was amended on January 7, 2000, retroactive to June 12, 1998. At December 31, 1999, the Company had accrued $80,000 of expense relating to services performed pursuant to this agreement.

               As described in note 5, pursuant to the Simray settlement, 50,000 shares of common stock were issued. A principal stockholder transferred his personal shares of stock in connection with this settlement. Management placed a value of $9,000 on these shares and as a result has recorded a liability to this shareholder. This shareholder also advanced cash to the Company during 2000 of approximately $24,000.

               As described in note 5, pursuant to the Simray settlement, a $200,000 cash payment was required. A stockholder made the $200,000 payment and assumed Simray's position in the judgment. This cash payment was recorded as a capital contribution in the year ended December 31, 2000, and this stockholder's position in the judgment was satisfied during 2000 with the issuance of 7,220,000 shares of common stock.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 11.       NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

               For the years ended December 31, 1999 and 1998, weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 1999 and 1998 by 465,200 and 400,200 shares, respectively. Reconciliation to the number of common shares shown as outstanding in the financial statements is as follows:

                                                                            1999            1998
                                                                         ----------      ----------
               Common shares outstanding at December 31st                15,110,750      12,041,208
               Effect of weighting                                        1,750,235       1,194,182
                                                                         ----------      ----------
                         Weighted average common shares outstanding      13,360,515      10,847,026
                                                                         ==========      ==========


--------------------------------------------------------------------------------
NOTE 12.       SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

               INTERNAL REVENUE SERVICE (IRS) LIABILITY AND LIEN

               The Company was delinquent in the depositing of some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 26, 2001, the Company and the IRS entered into an installment agreement under which the Company will pay $5,000 per month beginning August 10, 2001. All amounts due to the IRS have been accrued by the Company, and are included in the balance sheet under the caption "accounts payable and accrued liabilities" (see note 4). To secure its position in the unpaid taxes, the IRS has filed a tax lien against the Company. Under the terms of the installment agreement, if the Company defaults on a payment, the IRS has the right to cancel the agreement, and then proceed to collect the entire amount by levy on the Company's bank accounts, other assets, or by seizing the property of the Company. Management believes that the installment agreement will be complied with, and that the IRS will not take any action to seize the Company's assets.

               FINANCIAL COMMITMENT

               On February 16, 2001, the Company received a $1 million financial commitment from Forward Looking Technologies, Inc. ("FLT"), a venture capital group. Through August 9, 2001, FLT has advanced $335,000 to the Company for which it received 2,719,118 shares of common stock.

               DEBT EXTENSIONS AND CHANGES

               Effective July 1, 2001, a series of changes were made to the Company's debt obligations. These changes are more fully described in Note 6 above.

               SUBSEQUENT ISSUANCES OF COMMON STOCK

               Subsequent to December 31, 1999, and through August 9, 2001, the Company has raised cash of approximately $869,000 through the issuance of 9,316,838 shares of its common stock, including the FLT investment described above. The Company has also issued 11,738,131 shares of its common stock for purposes other than raising cash.