Form 10KSB
period 2000-12-31
MICROBEST INC
filed 2001-08-24
CIK 1098560

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                           Commission File No. 0-28137


                                 MICROBEST, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          MINNESOTA                                          41-1864003
------------------------------                            -------------------
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

          Securities registered under Section 12(b) of the Exchange Act

                                      None

          Securities registered under Section 12(g) of the Exchange Act

                         COMMON STOCK, $.001 PAR VALUE
                         -----------------------------
                                (Title of Class)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $642,937.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity were sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On December 31, 2000 the aggregate market value of all common equity held by non-affiliates was $5,557,980.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

As of December 31, 2000, there were 32,694,085 shares of common stock issued and outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                ----
PART I

         Item 1.   Description of Business                                        3
         Item 2.   Description of Property                                        7
         Item 3.   Legal Proceedings                                              8
         Item 4.   Submission of Matters to a Vote of Security Holders            9

PART II

         Item 5.  Market for Common Equity and Related Shareholder Matters        9
         Item 6.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                 12
         Item 7.  Financial Statements                                           16
         Item 8.  Changes In and Disagreements with Accountants on accounting
                       and financial disclosure                                  16

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control
                         Persons; Compliance with Section 16(a) of
                         the Exchange Act                                        17
         Item 10. Executive Compensation                                         18
         Item 11. Security Ownership of Certain Beneficial Owners
                         and Management                                          19
         Item 12. Certain Relationships and Related Transactions                 19
         Item 13. Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                       21

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

The business was started as Microbest Products, Inc., a Florida corporation that was incorporated on January 1, 1993, and subsequently merged into Microbest, Inc., a Minnesota corporation on April 17, 1997. Microbest, Inc. had been incorporated on December 3, 1996, as Emerald Shade, Inc. Microbest's common stock commenced public trading in May 1997 and was approved for trading on the OTC/BB in April 1998.

The trademark registration of the Microbest name and logo design was approved in 1994 (Registration # 1,862,215). Registration of "BioCleansing Systems(R)" occurred in 1997.

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

GLASS & SURFACE CLEANER                         OSHA: HMIS RATING OF "0" IN USE

         Ammonia free, non-scented cleaner that excels on stainless steel, Plexiglas, counters and table tops, glass and other hard surfaces at dilution ratio of 32:1. Supports BioCleansing System(R), biodegradable, non-caustic and available in portion pouches or bulk for dispensing systems.

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

IBC INDUSTRIAL BIOCLEANSER(TM)                  OSHA: HMIS RATING OF "0" IN USE

         Concentrated (40:1 for routine; 32:1 for heavy soil applications) liquid BioCleanser(TM) together with selected microbial cultures (MHD) generates powerful cleaner for floors, walls and equipment in and around industrial facilities where oil, grease, and petroleum waste is a problem. No rinse, slip resistant for floors. Excellent for floor scrubber machines. Biodegradable, non-caustic, non-corrosive, eliminates "oil dry" for incidental oil spills, available in bulk for dispensing systems.

Listed below are the relative contributions to sales for each of the products for the two years 1999 and 2000:

  FloorWash (90% of sales)                 BioDeodorizer (*% of sales)
  IBC Industrial Biocleanser (*% of sales) Surface & Glass Cleaner (*% of sales) MultiPurpose Degreaser (*% of sales)
         * Less than 5%

All products are manufactured for Microbest by third parties under protective agreements according to Microbest's proprietary specifications and in compliance with government regulations and guidelines. Biological components are produced for the Company by one vendor in its ISO 9000 facility with strict adherence to prevailing USDA Laboratory Guidelines. In addition to conventional bulk packaging for dilution and dispensing systems, the Microbest product line utilizes new, convenient, pre-portioned pouch packaging designed for easy use, enhanced control and less packaging materials. Pouches are also an effective sampling vehicle.

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

The innovative Microbest "Distributor Pull-Through Program" approaches distributor sales growth by "pulling" products through distribution with faxing, sampling and phone sales to obtain initial orders direct by Microbest staff to the distributors' customers on behalf of the distributor. The "Pull-Through Program" is designed to increase the distributor `s direct sales to his customers initially with subsequent increased reorders from the distributor to Microbest.

Expansion of the existing MICROBEST.NET web site, when completed, will enable interactive distributor support and training as well as e-commerce for on-line purchasing.

With over 100 stocking distributors in place, national presence is supported by conventional wholesaler systems in foodservice, janitorial/sanitation, paper/chemical, and industrial markets. While Microbest has sales agency agreements with ten independent manufacturer's representatives, the Company does not consider any one of these to be material contracts.

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

Microbest has relationships with three major vendors with which it has non-compete/non-disclosure agreements and that it considers significant to the production of its products. One of these blends the Company's cleaning solutions, at its plant in Dallas, TX, in accordance with formuli provided by the Company another produces the Company's microbial products at its ISO 9000 facility in Houston, TX from formulae provided by the Company and a third packages the Company's products in pouches at its plant in Atlanta, GA. While each of these vendors is material to the production of the Company's product, management of the Company is familiar with other vendors which are capable of providing the same service without any serious disruption of production and does not consider any of these to be strategic relationships. The Company has not experienced any significant delays from any of these vendors since it has been doing business with them.

EMPLOYEES

As of December 31, 2000, the company employed 7 full time employees and 3 part time employees. The Company believes it has satisfactory relations with its employees.

BANKRUPTCY

In June, 2000 - Microbest, Inc., filed for bankruptcy protection under the provisions of Chapter 11 to protect the shareholders, vendors, employees and customers from two former insiders (Raymond A. Evans & Simon M. Mundlak, hereinafter SIMRAY)) who made a hostile attempt to acquire the assets of the Company to satisfy a judgment they received as a result of a settlement negotiated in 1998.

Late in May 2000, the Company was involved in good faith negotiations with SIMRAY to resolve the issue, when SIMRAY took separate aggressive maneuvers to take control of the Company's bank accounts and all of its physical assets. The Company moved quickly to protect its assets and filed the bankruptcy petition on June 1, 2000.

At the time of this hostile maneuver the Company was negotiating a $2.5 million financing commitment with a Wall Street investment banking firm with which it has had a relationship for several years. These negotiations were terminated as a result of the bankruptcy filing.

In August 2000, the reached a new settlement with SIMRAY. After executing the settlement agreement the Company applied for and was granted dismissal from the Bankruptcy. See Part I, Item 3. Legal Proceedings for a description of the SIMRAY matter.

ITEM 2. DESCRIPTION OF PROPERTY

All of the operations of the Company are conducted from premises leased from unaffiliated landlords.

Pursuant to a lease agreement with Triad Properties, the company leases approximately 3,000 square feet of usable space located at 751 Park of Commerce Drive, Suite 122, Boca Raton, Florida as its principal executive offices, as well as marketing, administration and product development facilities. The lease runs through March 2003, with annual rental of approximately $26,000. This is a modern CBS and Steel, class B building in a major Boca Raton office park, with 2500 square feet of office space and a 500 square foot warehouse.

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

THE SIMRAY MATTER

In late 1998, Raymond Evans and Simon Mundlack (hereinafter SIMRAY), shareholders and creditors of Microbest Products, Inc. (MPI) and former distributors of the Company's products brought a lawsuit against the Company in connection with the level of its ownership participation in MPI prior to and subsequent to the merger, as previously described in Part 1, Item 1, Description of Business, Bankruptcy.

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

In March of 2000, after the one-year call provision expired, SIMRAY exercised their put and demanded $361,000 from the Company and obtained a judgment against the Company. As a result, the Company filed voluntary bankruptcy to protect itself from SIMRAY. See Part 1, Item 1 - Description of Business, Bankruptcy.

In November 2000, the Company and SIMRAY reached another agreement to settle the litigation liability. In exchange for $200,000 cash, 50,000 free trading shares of the Company's common stock and a two year option to purchase 250,000 shares of the Company's common stock at a 25% discount, SIMRAY would assign their position in the judgment. A shareholder of the Company paid the $200,000 cash, another shareholder of the Company contributed the 50,000 shares and the Company executed the stock option agreements pursuant to the above described terms. As a result, the judgment was assigned from SIMRAY to the shareholder who paid the $200,000.

In December 2000, the Company settled the $361,000 litigation liability with the shareholder by issuing 7,220,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

 ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

COMMON STOCK

Microbest is authorized to issue 100,000,000 shares of common stock, $.001 stated value. As of December 31, 2000 there were 32,694,085 shares issued and outstanding, all of which are validly issued, fully paid and non-assessable. The Company has not declared nor paid any dividends since its inception, and it is not likely that any dividends will be declared at any time in the near future. Any dividends will be subject to the discretion of the company's Board of

Directors, which has no plans at this time to declare or pay any dividends, and will depend upon, among other things, the operating and financial condition of the company, its capital requirements and general business conditions. The Company currently intends to utilize any positive cash flow it may achieve for the development of its business and ongoing working capital needs.

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

All the issued options vest immediately.

PREFERRED STOCK

Microbest is authorized to issue 50,000,000 shares of preferred stock, $.01 stated value. As of December 31, 2000 there were 40,020 preferred shares issued and outstanding. The preferred stock is convertible into common stock at a ratio of 10 common shares for each preferred share, at a conversion price of $.10 per share. The conversion period expires April 17, 2002. Prior to conversion, each preferred share has 10 votes. The preferred stock is not registered with the Securities and Exchange Commission.

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

Also on September 1, 1999, the Company issued a $150,000 promissory note, due in one year, to a fund controlled by Mr. Matthew Bruderman. (See Part III, Item
12). The note bears interest at 12 1/2%. Interest is due at maturity. The holder of the note also received 50,000 shares of the Company's common stock. The note is unsecured. The note is currently in default. See notes to financial statements.

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

                                                  HIGH BID       LOW BID
                                                  --------       -------

January 1, 1999 through March 31, 1999 ..          $1.50          $0.75
April 1, 1999 through June 30, 1999 .....          $1.19          $0.63
July 1, 1999 through September 30, 1999 .          $0.88          $0.19
October 1, 1999 through December 31, 1999          $0.43          $0.15
January 1, 2000 through March 31, 2000 ..          $0.55          $0.11
April 1, 2000 through June 30, 2000 .....          $0.38          $0.04
July 1, 2000 through September 30, 2000 .          $0.28          $0.04
October 1, 2000 through December 31,2000           $0.35          $0.05
January 1, 2001 through March 31, 2001 ..          $0.44          $0.08
April 1, 2001 through June 30, 2001 .....          $0.24          $0.08

RECENT SALES OF UNREGISTERED SECURITIES

The following provides information concerning all sales of securities that the Company sold within the two year period ended December 31, 2000 relying on exemptions from registration under the Securities Act of 1933:

During the year ended December 31, 1999 the Company issued 161,275 shares of common stock for cash of $142,500 without registration pursuant to an exemption from registration under-rule 504.

During 1999 the Company also issued 2,308,267 restricted shares of common stock for cash of $589,006 and services of $60,420 without registration in reliance upon section 4 (2) of the Securities Act of 1933.

In March 1999 the Company issued 600,000 shares of common stock for litigation settlement for which it recorded $525,000 of litigation settlement expenses (See
Item 3. Legal Proceedings). *

During 2000 the Company issued 6,120,199 restricted shares of common stock for cash of $458,403 without registration in reliance upon section 4 (2) of the Securities Act of 1933.

During 2000 the Company issued 1,758,917 shares of common stock to employes. Management placed a value of $72,316 on these shares as employee compensation. *

During 2000 the Company issued 2,484,219 shares of common stock for services. Management placed a value of $214,586 on the services provided. *

In December 2000 the Company issued 7,220,000 shares of common stock to a shareholder of the Company in settlement of a $361,000 litigation liability (See
Item 3. Legal Proceedings). *

During the six month period ended June 30, 2001 the Company issued 3,196,639 restricted shares of common stock for cash of $410,597 without registration in reliance upon section 4 (2) of the Securities Act of 1933.

During the six month period ended June 30, 2001 the Company also issued 275,000 shares of common stock for services. Management placed a value of $40,250 on the services provided. *

         o All issued as restricted shares without registration in reliance upon section 4 (2) of the Securities Act of 1933.

As of December 31, 2000 there were approximately 1,015 holders of record of the Company's common stock.

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

The business of developing, marketing and selling the Company's biological cleaning products is capital intensive. The Company intends to continue its selling and marketing efforts and will require additional capital in order to continue operating at the current level, to expand its business, and to fund production and development costs. Additional capital financing may not be available. Without such financing, the Company will not be able to continue at its present operational level or fully implement its business strategy.

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years ended December 31, 2000, the company generated $1,128,661 in net sales. During this same two years the company recorded net losses of $3,073,224 The Company generated $1,415,602 from financing activities during this period to help fund the shortfall in working capital.

LIQUIDITY AND CAPITAL RESOURCES

For the two years ended December 31, 2000 the Company issued 20,652,877 shares of common stock for cash, for services and for litigation settlement as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933, or for cash without registration pursuant to an exemption from registration under rule 504. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

In August 1999 the Company arranged for $500,000 financing through the private sale of restricted shares of its common stock to several unrelated accredited investors who are familiar with the Company, its mission and its products. The shares were offered without registration in reliance on Section 4 (2) of the Securities Act of 1933. The price for the shares sold was at a discount of 25% to the average closing bid price as reported on the Over the Counter Bulletin Board for the five days prior to the date of sale. This financing was designed to meet the working capital needs of the Company through the balance of 1999. As of February 3, 2000 the Company has received $500,000 from the sale of 2,387,366 shares of common stock under these arrangements.

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

On July 1, 2001 the three notes holders agreed to extend the due date of the notes to June 30, 2002. One of the note holders, whose note is for $100,000 waived his rights to the conversion features of the note in exchange for the Company's agreement to pay interest due on the note currently in cash. The other two holders received an additional 5% discount on the conversion price for extending the due date. (See notes 6 and 12 to the financial statements)

Also on September 1, 1999, the Company issued a $150,000 unsecured promissory note to a firm controlled by Mr. Bruderman, due in one year, with interest at 12 1/2%, which is due at maturity. The holder of the note also received 50,000 shares of the Company's common stock at the time of issuance. The proceeds of the note were used to meet operating expenses. The note was increased to $170,000 on October 15, 2000 to reflect an additional $20,000 cash advance made to the Company and on July 1, 2001 the due date was extended to June 30, 2002. (See notes 6 and 12 to the financial statements)

In June 2000 the Company arranged for an additional $360,000 of financing again through the private sales of restricted shares of its common stock to a small group of accredited investors under the same terms described above regarding the $500,000 arranged in August 1999. Between June 9, 2000 and January 8, 2001 the Company received $360,000 from the sale of 5,374,609 shares of common stock under this arrangement.

On February 16, 2001 the Company received a $1,000,000 Financial Commitment, from a new investment source, under terms similar to the $500,000 and $360,000 described above. As of August 9, 2001 the Company received $335,000 from the sale of 2,719,118 shares of common stock under this commitment. (See Item 12 Certain Relationships and Related Transactions)

As indicated above, the Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. To continue such sales of its common stock has recently become more costly to the Company because of the decline in the market price of the Company's common stock on the OTC/BB. The low bid price dropped from $.75 in the first quarter of 1999 to $.15 at the end of 1999. After being removed from the OTC/BB on January 20, 2000 because of Rule 6530 the shares have traded as low as $0.05 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise capital through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

On March 20, 2000 the Company received a "Notice of Exercise by Raymond Evans and Simon Mundlak (hereinafter SIMRAY) of a Put Option" demanding that the Company purchase the 300,000 shares of common stock covered by the "put" for $450,000 all in accordance with the SIMRAY Settlement Agreement. (See Item 3. Legal Proceedings and Note 5 Litigation Settlement). As the Company did not have the cash resources to fulfill its purchase obligation, SIMRAY exercised the right of judgment they received as a result of the settlement negotiated in 1998. Late in May 2000, the Company was involved in good faith negotiations with SIMRAY to resolve the issue, when SIMRAY took separate aggressive maneuvers to take control of the Company's bank accounts and all of its physical assets. The Company moved quickly to protects its assets. On June 1, 2000 the Company filed for bankruptcy protection under the provisions of Chapter 11 of the United States Bankruptcy Code.

At the time of this hostile maneuver the Company was negjotiating a $2.5 million financing commitment with a Wall Street investment banking firm with which it has had a relationship for several years. These negotiations were terminated as a result of the bankruptcy filing.

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

In January 2000, pursuant to a SEC filing on FORM 10-SB in November 1999, the Company became subject to the periodic reporting rules of the 1934 Securities Exchange Act. As of August 9, 2001, the Company has not filed its annual, quarterly, or periodic reports as required by the 34 Act and the regulations of the SEC. Management of the Company expects all past due SEC reports to be filed before the end of September 2001. What actions, if any, the SEC may take as a result of the Company's non-compliance is unknown.

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S CONDENSED FINANCIAL POSITION AND CONDENSED OPERATING RESULTS FOR THE PERIODS INDICATED:


                                                                                     $ IN THOUSANDS
                                                                                  YEARS ENDED DEC. 31
                                                                             -----------------------------
                                                                              2000        1999        1998
                                                                             -----       -----       -----

BALANCE SHEET DATA
Working Capital (Deficit) .............................................       $(455)      $(732)      $(467)
Total Asset ...........................................................       $ 174       $ 178       $ 213
Total Liabilities .....................................................       $ 959       $1173       $ 622
 Stockholders Equity (Deficit) ........................................       $(785)      $(995)      $(408)

STATEMENT OF OPERATIONS DATA
Net Sales .............................................................       $ 643       $ 486       $ 377
Gross Profit (Loss) ...................................................       $ 332       $ 222       $  50

Expenses
Salaries Wages & Benefits .............................................       $ 615       $ 700       $ 549
Occupancy Costs .......................................................       $ 170       $ 189       $ 205
Travel ................................................................       $  66       $  96       $ 161
Professional Fees .....................................................       $ 216       $ 138       $  75
Marketing Expenses ....................................................       $  62       $  94       $ 191
Interest Expense ......................................................       $  90       $  69       $  19
Litigation Settlement .................................................       $ 236       $ 886          --
                                                                             ------      ------      ------
Total Expenses ........................................................      $1,455      $2,172      $1,210

Net Income (Loss) .....................................................     $(1,123)    $(1,950     $(1,150)
                                                                             ------      ------      ------


FINANCIAL CONDITION

The Company's current financial position improved somewhat in 2000 compared with 1999 because of the due date extension on notes payable. (see footnotes 6 and 12) However, accounts payable and accrued expenses increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital at the end of 2000 was $455,000 compared with $732,000 at the end of 1999 and $467,000 at the end of 1998. Current liabilities at the end of

1999 include an increase of $261,000 in the liabilities related to the SIMRAY settlement, and an increase of $176,000 in accounts payable and accrued expenses off set by a decrease of $200,000 in short term financing obligations. At the end of 2000 negative working capital decreased $277,000 to $455,000, reflecting the settlement of the $361,000 SIMRAY obligation for stock (See above, Item 3. Legal Proceedings and Note 5 Litigation Settlement). This reductions was offset by an $80,000 increase in accounts payable.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($175,808 and $144,215 at December 31, 2000 and 1999 respectively). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit at the end of fiscal year 2000 is $4,766,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $4,106,000 in the Company's capital account reflecting the funds it has been able to raise through sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company has improved its gross operating margin over the past two years by concentrating sales efforts on pallet-sized bulk shipments. This strategy reduced the need for one company operated facility and has allowed for more economic lot purchasing and a significant reduction in fright costs. During this time the Company significantly improved the internal controls over its financial operations which were deficient before the installation of a computerized accounting system on January 1, 1999. The results of these efforts are reflected in gross profit margin of 46% in 1999 and 52% in 2000, which compares with margins below 15% previously.

In 1998 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company had only two full time employees during most of 1997, this increased to six employees early in 1998 and to 10 full time employees in 1999. The majority of this staff is involved with sales and marketing. The increase in 1999 reflects increased commissions paid on higher sales, plus the salary for Mr. William Breslin who joined the Company as CFO on January 1, 1999. As economy measures in 2000 the Company closed a warehouse and distribution center and released under performing members of its sales staff.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses and related expenses of supporting the expanded sales and marketing staff. The increase in occupancy costs includes rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses.

Travel expenses were higher in 1998 primarily because of two business trips Michael Troup made to Japan. Travel was curtailed in 1999 and 2000 as a cost cutting move.

Professional fees increased in 1999 because of audit and legal fees associated with initial SEC filings, legal fees associated with litigation and financial consulting services. Professional fees increased further in 2000 because of protracted audit fees associated with several amendments to our SEC FORM 10SB, ongoing legal fees for litigation services and consulting fees for marketing and financial consulting services.

Marketing expenses were unusually high in 1998 as the Company revised much of its hard copy advertising materials at a one time cost approximating $80,000. Discretionary marketing expenses have been curtailed during 1999 and 2000 as cost cutting moves.

Interest expense increased from $19,000 in 1998 to $69,000 in 1999 and $90,000 in 2000 primarily as a result of the increases in debt financing obligations and for interest due on past due payroll taxes.

The Company recorded $236,000 in 2000 and $886,000 in 1999 of litigation settlement expenses in connection with the settlement of the SIMRAY matter. (See description above under Liquidity and Capital Resources, Item 3. Legal Proceedings and Note 5 Litigation Settlement)

The Company is currently involved in litigation with a former officer. See Part II, Item 3. Legal Proceedings and Note 9 Commitments and Contingencies. for a description and management's belief that the outcome will be in its favor.)

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last four years and has an accumulated deficit from operations of $4,891,658 at December 31, 2000. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

As described above the Company's expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year (sales for the year 2000 were $643,000 compared with $486,000 in 1999). The Company continues to have sales growth but at a less than a desirable rate and plans to continue its aggressive market development plan. As indicated above the operations of the Company have been financed primarily with funds provided by a small group of accredited investors. Management of the Company is confident this group will continue funding the company's operating plan until it is financially successful. On February 16, 2001 the Company received a $1,000,000 funding commitment from one of these investors which management believes will provide for the Company's financial needs through the end of 2001.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial schedules.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS. ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the company are:


NAME                             AGE                POSITION
----                             ---                --------
Michael J. Troup                  58                Chairman of the Board and Chief Executive officer
William J. Breslin                63                Director and Secretary, Treasurer and Chief Financial
                                                      Officer
Matthew J. Bruderman              29                Director
Carter Reames                     63                Director



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

MATTHEW J. BRUDERMAN, DIRECTOR, is President and CEO of M. J. Bruderman & Company, Inc., an international money management firm based in New York. Mr. Bruderman, who represents the third generation of Bruderman family presence on Wall Street, brings to Microbest his experience in financing developing companies, and his relationships in the investment banking community. Mr Bruderman has been in his present position for the past five years. Mr. Bruderman became a director of the Company on June 22, 1998. Mr. Bruderman resigned from the Company's Board on May 31, 2000 because of the time demands of his own business

CARTER REAMES, DIRECTOR serves as Chief Executive Officer of Reames Realty Advisors, a firm based in Atlanta specializing in commercial real estate advisory services and acquisitions. Prior to his real estate investment activities, Mr. Reames held technical and management positions in the chemical manufacturing industry, and brings an array of engineering and entrepreneurial talents to the Microbest Board. Mr. Reames became a director of the company on October 8, 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP, REPORTING COMPLIANCE

Section 16 (a) of the Securities Exchange Act of 1934 and the rules there under require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

During the last fiscal year, all Section 16 (a) filing requirements applicable to the Company's officers and directors were not complied with on a timely basis because of a misunderstanding by management of the Company regarding the effective date as it relates to the requirements of Section 16(a). Forms 3, 4 and 5 for the four officers and directors of the Company which were due to be filed between March 31, 2000, and June 30, 2001 where not filed until July , 2001. Management of the Company is not aware of any other shareholders that did not meet the filing requirements of Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to the Company's Chief Executive Officer, the Company's Chief Financial Officer and all executives with total annual compensation exceeding $100,000 for the last three completed fiscal years.


                                               ANNUAL COMPENSATION
                                          -------------------------------        OTHER
NAME AND PRINCIPAL POSITION               YEAR       SALARY        BONUS       COMPENSATION
---------------------------               ----       ------        -----       ------------
Michael J. Troup, C.E.O.................  2000      $140,000      $18,000(5)      $16,480(1)
                                          1999      $140,000         None         $16,480(1)
                                          1998      $105,000         None         $16,480(1)

Patrick Cioffi, President(2) ...........  1998      $ 87,950         None         $15,985

William J. Breslin(3) ..................  2000      $ 80,000      $14,000(5)         None
                                          1999      $ 78,000         None            None
                                          1998          None         None         $16,500

Gary Garavaglia(4) .....................  2000      $120,000      $ 7,250(5)         None
                                          1999      $ 70,000      $ 4,500            None


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

         4. Mr. Garavaglia joined the Company on July 2, 1999 as Vice President for Marketing at an annual salary of $120,000. He received a signing bonus of 25,000 shares of common valued at $4,500

         5. On June 30, 2000 the Board of Directors granted stock bonuses to Messrs Troup, Breslin and Garavaglia as follows:

                    Mr. Troup 450,000 shares valued at $18,000
                    Mr. Breslin 350,000 shares valued at $14,000
                    Mr. Garavaglia 150,000 shares valued at $7,250

COMPENSATION OF DIRECTORS

The Company has no formal compensation plan for its Directors. However, in June 2000 the Board of Directors granted 200,000 shares of common stock to each of its Directors, including its officers who are Directors. This action was taken to acknowledge their past service to the Company and their ongoing commitment to continue as Directors during the period the Company was in bankruptcy. The shares granted to Messrs. Troup and Breslin are reflected in Item 10 above as part of their bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2000 the beneficial ownership of the Company's 32,694,085 outstanding shares of common stock and 40,020 outstanding shares of preferred stock by any persons who own of record or are known to own, beneficially, more than 5% of the Company's common or preferred stock and each director and executive officer of the Company and all directors and officers as a group.


                                            NAME AND ADDRESS          AMOUNT AND NATURE                 PERCENT
TITLE OF CLASS                             OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP               OF CLASS
--------------                             -------------------       --------------------               --------

  Common Stock                               Michael J. Troup                2,741,725(1)                  11.6%
  Preferred Stock ........................   Michael J. Troup                   36,200                     90.4%
                                             1117 Island Dr.
                                             Delray Beach, FL 33483

  Common Stock............................   Matthew J. Bruderman              625,000(2)                   1.9%
                                             1 World Trade Center
                                             Suite 1153
                                             New York, NY 10048

  Common Stock............................   Carter Reames                     390,000                       1.0%
                                             6440 Tanacrest Ct. N.W.
                                             Atlanta, GA 30328

  Common Stock............................   William J. Breslin                663,394(3)                     .8%
                                             1764 N. W. 88th Way
                                             Coral Springs, FL 33071

  Common Stock ...........................   All officers and directors      4,420,119                      13.5%
   Preferred Stock                           as a group (4)                     36,200                      90.4%


Messrs. Troup, Breslin and Reames are directors of the company and Mr. Bruderman was a director until he resigned on May 1, 2000.. Mr. Troup is the Chairman of the Board and the C.E.O. of the company. Mr. Breslin is secretary, treasurer and the C.F.O. of the Company.

         1. Includes 1,050,000 shares issued to the Michael J. Troup Trust, 76,333 shares issued to Lindsey Troup and 72,333 shares issued to Peter Troup with respect to which Mr. Troup claims beneficial ownership. Lindsey and Peter Troup are Mr. Troup's children.

         2. Mr. Bruderman has provided financial consulting services to the Company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents of the Company are filed as part of this report:

Financial Statements;

    Independent Auditor's Report

    Balance Sheets as of December 31, 2000 and 1999

    Statements of Operations for the Years Ended December 31, 2000 and 1999

    Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 1999

    Statements of Cash Flows for the Years ended December 31, 2000 and 1999

    Notes to Financial Statements

  Exhibits

         Number 1                       Plan of Merger (1)
         Number 2                       Articles of Incorporation (1)
         Number 3                       By-Laws (1)
         Number 4                       Shareholder Reconciliation (3)
         Number 5                       Promissory Notes (2)
         Number 6                       $500,000 Additional Financing (3)
                                        $360,000 Additional Financing (3)
                                        $1,000,000 Financial Commitment from
                                        Forward Looking Technologies (3)

         (1) Incorporated herein by reference to the Company's Form 10-SB as originally filed on November 16, 1999.

         (2) Incorporated herein by reference to the Company's Form 10-SB, Amendment # 1 filed on February 9, 2000

         (3) Incorporated herein by reference to the Company's Form 10-SB, Amendment # 3 filed on August 24, 2001

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MICROBEST, INC.

August 24, 2001                              By  /s/ Michael J. Troup
                                                ------------------------------
                                                 Michael J. Troup, President

In accordance with the Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael J. Troup
-----------------------------                        Chairman of the Board of Directors,
August 24 , 2001                                     Chief Executive Officer and President
Michael J. Troup

/s/ William J. Breslin
-----------------------------                        Chief Financial Officer, Principal
August  24, 2001                                     Accounting Officer, Treasurer and Director
William J. Breslin

/s/ Carter Reames
-----------------------------                        Director
August 24, 2001
Carter Reames

                                 MICROBEST, INC.

                                TABLE OF CONTENTS


                                                                  PAGE
                                                                  ----

INDEPENDENT AUDITORS' REPORT                                       23

FINANCIAL STATEMENTS

         Balance Sheets                                            24

         Statements of Operations                                  25

         Statement of Changes in Stockholders' Deficit             26

         Statements of Cash Flows                                  27

NOTES TO FINANCIAL STATEMENTS                                   28-40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Microbest, Inc.

We have audited the accompanying balance sheets of Microbest, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microbest, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                        /s/ Ahearn, Jasco + Company, P.A.
                                        --------------------------------------
                                        AHEARN, JASCO + COMPANY, P.A.
                                        Certified Public Accountants

Pompano Beach, Florida
August 9, 2001

                                  MICROBEST, INC.
                                  BALANCE SHEETS
                            DECEMBER 31, 2000 AND 1999


                                                                              2000              1999
                                                                          -----------       -----------
                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $        --       $        --
   Accounts receivable, net of allowances of $5,400                            54,862            28,598
   Inventories, net                                                            69,059            76,866
   Prepaid expenses                                                                --             8,000
                                                                          -----------       -----------
            TOTAL CURRENT ASSETS                                              123,921           113,464

PROPERTY AND EQUIPMENT, net                                                    43,312            62,502

OTHER ASSETS                                                                    6,381             2,385
                                                                          -----------       -----------
            TOTAL                                                         $   173,614       $   178,351
                                                                          ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                         $     3,311       $     7,047
   Accounts payable and accrued liabilities                                   560,380           474,898
   Current portion of capital lease obligation                                  2,339             1,981
   Litigation settlement payable                                                   --           361,000
   Due to shareholders                                                         13,000                --
                                                                          -----------       -----------
            TOTAL CURRENT LIABILITIES                                         579,030           844,926
                                                                          -----------       -----------

LONG-TERM DEBT:
   Capital lease obligation - long-term portion                                 9,866            12,205
   Note payable - shareholder                                                 170,000           150,000
   Convertible promissory notes                                               200,000           166,500
                                                                          -----------       -----------
            TOTAL LONG-TERM DEBT                                              379,866           328,705
                                                                          -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized; 40,020 shares
    issued and outstanding                                                        400               400
   Common stock, 100,000,000 shares authorized; 32,694,085 and
    15,110,750 issued and outstanding in 2000 and 1999, respectively           32,694            15,110
   Additional paid-in capital                                               4,073,282         2,757,214
   Deficit                                                                 (4,891,658)       (3,768,004)
                                                                          -----------       -----------
            STOCKHOLDERS' DEFICIT, NET                                       (785,282)         (995,280)
                                                                          -----------       -----------
            TOTAL                                                         $   173,614       $   178,351
                                                                          ===========       ===========



                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999






                                                             2000               1999
                                                        ------------       ------------
SALES, net                                              $    642,937       $    485,724

COST OF SALES                                                310,666            264,134
                                                        ------------       ------------
            GROSS PROFIT                                     332,271            221,590

ADMINISTRATIVE EXPENSES                                    1,129,828          1,215,700
LITIGATION SETTLEMENT EXPENSES                               236,347            886,000
                                                        ------------       ------------
            LOSS FROM OPERATIONS                          (1,033,904)        (1,880,110)

INTEREST EXPENSE                                             (89,750)           (69,460)
                                                        ------------       ------------
            LOSS BEFORE PROVISION FOR INCOME TAXES        (1,123,654)        (1,949,570)

PROVISION FOR INCOME TAXES                                        --                 --
                                                        ------------       ------------

            NET LOSS                                    $ (1,123,654)      $ (1,949,570)
                                                        ============       ============



LOSS PER COMMON SHARE:
   Basic and diluted                                    $     (0.052)      $     (0.146)
                                                        ============       ============
   Weighted average common shares outstanding             21,513,809         13,360,515
                                                        ============       ============














                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                              PREFERRED STOCK                      COMMON STOCK
                                                       ------------------------------   ----------------------------------
                                                                       STATED VALUE                       STATED VALUE
                                                        # OF SHARES   $.01 PER SHARE      # OF SHARES     $.001 PER SHARE
                                                       -------------  ---------------   ---------------   ----------------
STOCKHOLDERS' DEFICIT, December 31, 1998                     40,040          $400         12,041,208         $12,041

Conversion of preferred stock                                   (20)           --                200              --

Issuance of common stock for cash, net                           --            --          2,154,342           2,154

Issuance of common stock to employees                            --            --            170,000             170

Issuance of common stock for services and interest               --            --            145,000             145

Issuance of common stock for litigation settlement               --            --            600,000             600

Beneficial conversion feature on convertible
     promissory notes                                            --            --                 --              --

Issuance of stock options to consultants                         --            --                 --              --

Net loss for the year ended December 31, 1999                    --            --                 --              --
                                                            -------          ----         ----------         -------

STOCKHOLDERS' DEFICIT, December 31, 1999                     40,020           400         15,110,750          15,110

Issuance of common stock for cash, net                           --            --          6,120,199           6,120

Issuance of common stock to employees                            --            --          1,758,917           1,759

Issuance of common stock for services                            --            --          2,484,219           2,485

Issuance of common stock for litigation settlement               --            --          7,220,000           7,220

Capital contribution from shareholder                            --            --                 --              --

Issuance of stock options for litigation settlement              --            --                 --              --

Net loss for the year ended December 31, 2000                    --            --                 --              --
                                                            -------          ----         ----------         -------
STOCKHOLDERS' DEFICIT, December 31, 2000                     40,020          $400         32,694,085         $32,694
                                                            =======          ====         ==========         =======




                                                       ADDITIONAL
                                                         PAID-IN                             STOCKHOLDERS'
                                                         CAPITAL              DEFICIT        DEFICIT, NET
                                                       -----------       --------------   -----------------
STOCKHOLDERS' DEFICIT, December 31, 1998                $1,397,490         $(1,818,434)         $  (408,503)

Conversion of preferred stock                                   20                  --                   20

Issuance of common stock for cash, net                     729,352                  --              731,506

Issuance of common stock to employees                       30,430                  --               30,600

Issuance of common stock for services and interest          29,655                  --               29,800

Issuance of common stock for litigation settlement         524,400                  --              525,000

Beneficial conversion feature on convertible
     promissory notes                                       44,667                  --               44,667

Issuance of stock options to consultants                     1,200                  --                1,200

Net loss for the year ended December 31, 1999                   --          (1,949,570)          (1,949,570)
                                                        ----------         -----------          -----------

STOCKHOLDERS' DEFICIT, December 31, 1999                 2,757,214          (3,768,004)            (995,280)

Issuance of common stock for cash, net                     452,283                  --              458,403

Issuance of common stock to employees                       70,557                  --               72,316

Issuance of common stock for services                      212,101                  --              214,586

Issuance of common stock for litigation settlement         353,780                  --              361,000

Capital contribution from shareholder                      200,000                  --              200,000

Issuance of stock options for litigation settlement         27,347                  --               27,347

Net loss for the year ended December 31, 2000                   --          (1,123,654)          (1,123,654)
                                                        ----------         -----------          -----------
STOCKHOLDERS' DEFICIT, December 31, 2000                $4,073,282         $(4,891,658)         $  (785,282)
                                                        ==========         ===========          ===========





                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                          2000                 1999
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(1,123,654)         $(1,949,570)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                          19,190               17,217
      Interest expense, beneficial conversion feature                                       33,500               11,167
      Common stock issued to employees                                                      72,316               30,600
      Common stock issued for services, net                                                214,586               17,800
      Common stock issued for litigation settlement                                             --              525,000
      Loss from litigation settlement                                                       36,347              361,000
      Other non-cash charges                                                                17,000               49,867
      Changes in certain assets and liabilities:
         Accounts receivable                                                               (26,264)              13,083
         Inventories                                                                         7,807              (34,409)
         Accounts payable and accrued liabilities                                           76,482              169,099
         Cash overdraft                                                                     (3,736)               7,047
                                                                                       -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (676,426)            (782,099)
                                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITY
   Change in other assets                                                                   (3,996)               2,490
   Purchases of property and equipment                                                          --              (12,125)
                                                                                       -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                       (3,996)              (9,635)
                                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                                                     (1,981)              (1,679)
   Repayment of note payable                                                                    --             (100,000)
   Capital contribution from shareholder                                                   200,000                   --
   Proceeds from the issuance of notes payable                                                  --              305,333
   Proceeds from sale of stock                                                             458,403              731,526
   Advances from (payments to) shareholders                                                 24,000             (200,000)
                                                                                       -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  680,422              735,180
                                                                                       -----------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       --              (56,554)

CASH AND CASH EQUIVALENTS, Beginning of year                                                    --               56,554
                                                                                       -----------          -----------
CASH AND CASH EQUIVALENTS, End of year                                                 $        --          $        --
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                               $        --          $        --
                                                                                       ===========          ===========
   Income taxes paid in cash                                                           $        --          $        --
                                                                                       ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      In 2000, a litigation settlement liability of $361,000 was satisfied through the issuance of 7,220,000 shares of common stock.

                 See accompanying notes to financial statements.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

               DESCRIPTION OF ENTITY

               Microbest, Inc. is the entity resulting from a merger of an entity previously named Emerald-Shade, Inc. ("ESI") and Microbest Products, Inc. ("MPI"). MPI began operations in 1993. ESI was incorporated in Minnesota on December 3, 1996, but had no activity or operations prior to the merger other than the issuance of its common stock. The post-merger entity will be referred to as the "Company". The Company is engaged in making and marketing a biologically based, environmentally safe system of cleaning products for the industrial and institutional cleaning products industry.

               BASIS OF PRESENTATION, AND GOING CONCERN CONSIDERATIONS

               The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,123,654 and $1,949,570 for the years ended December 31, 2000 and 1999, respectively, and has a stockholders' deficit of $785,282 and a working capital deficit of $455,109 at December 31, 2000. The Company is also delinquent in the payment of certain payroll taxes to the Internal Revenue Service, and the IRS has filed a tax lien against the Company (see note 12). Management recognizes that the Company must generate additional resources to enable it to continue operations, and to satisfy its existing debts and obligations. Management is planning to obtain additional capital through the sale of equity securities and to increase revenues from operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

               During the year ended December 31, 2000 two customers comprised 24% of the Company's sales (12% each). In 1999, no single customer accounted for more than 10% of the Company's sales.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

               NET LOSS PER COMMON SHARE

               SFAS 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants.

               FAIR VALUE OF FINANCIAL INSTRUMENTS

               Cash, accounts receivable, and accounts payable and accrued liabilities are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's debt and capital lease obligations are the same as the recorded amount because the rates and terms approximate current market conditions. The fair value of the related party obligations is not subject to fair value estimation due to their unique nature.

               STATEMENT OF COMPREHENSIVE INCOME

               In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income, however, a statement of comprehensive income is not presented since the Company had no items of other comprehensive income.

               NEW ACCOUNTING PRONOUNCEMENTS

               SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These new standards are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and such adoption had no impact on the Company's financial statements.

               In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations, primarily by eliminating use of the pooling-of-interests method effective July 1, 2001. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company does not expect that the adoption of these statements will have a material impact on the Company's financial position, results of operations, or cash flows.

               RECLASSIFICATIONS

               Certain 1999 financial statement amounts were reclassified to conform to the 2000 presentation.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 2.        PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

               Property and equipment consists of the following at December 31, 2000 and 1999:

                                                               2000              1999
                                                            --------          --------
               Equipment owned under capital leases         $ 15,865          $ 15,865
               Office and computer equipment                  58,373            58,373
               Leasehold improvements                         20,067            20,067
               Less accumulated depreciation                 (50,993)          (31,803)
                                                            --------          --------
               Property and equipment, net                  $ 43,312          $ 62,502
                                                            ========          ========

               Depreciation expense for the years ended December 31, 2000 and 1999 was $19,190 and $17,217, respectively, and includes capital lease amortization.

--------------------------------------------------------------------------------
NOTE 3.        CAPITAL LEASE OBLIGATION
--------------------------------------------------------------------------------

               In December 1998, certain office equipment was acquired under the provisions of a long-term lease, and the Company has capitalized the minimum lease payments. The lease payments are for five years beginning in January 1999. As of December 31, 2000, the leased equipment has a recorded cost of $15,865, and total accumulated depreciation of $6,346 (see note 2).

               Future minimum lease payments under the capital lease and the net present value of the future minimum lease payments subsequent to December 31, 2000 are as follows:

               Future minimum lease payments                   $16,819
               Less: amount representing interest                4,614
                                                               -------
               Present value of minimum lease payments         $12,205
               Less: Current portion                             2,339
                                                               -------
               Long-term capital lease obligation              $ 9,866
                                                               =======

               Future minimum lease payments are $2,339 in 2001, $2,761 in 2002, $3,260 in 2003 and $3,845 in 2004.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 4.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
--------------------------------------------------------------------------------

               Accounts payable and accrued liabilities at December 31, 2000 and 1999 consist of the following:


                                                                               2000             1999
                                                                             --------         --------
               Accounts payable                                              $231,811         $152,595
               Accrued liabilities:
                    Payroll taxes and related penalties and interest          175,808          144,215
                    Professional fees                                          60,500          115,000
                    Accrued interest                                           48,333           22,355
                    Product warranty and replacement                           25,000           25,000
                    Accrued sales taxes and other                              18,928           15,733
                                                                             --------         --------
                         Total                                               $560,380         $474,898
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

               In November 2000, the Company and Simray reached an agreement to settle the litigation liability. In exchange for $200,000 cash, 50,000 shares of the Company's common stock, and options to purchase 250,000 shares of the Company's common stock at a 25% discount, Simray would assign their position in the judgment to another party. A shareholder of the Company paid the $200,000 cash, another shareholder of the Company transferred 50,000 shares of his personally owned common stock, and the Company executed the stock option agreements pursuant to the above-described terms. As a result, the $361,000 judgment was assigned from Simray to the shareholder who paid the $200,000. A value of $9,000 was placed on the 50,000 transferred shares, and a liability was recorded for this amount. In December 2000, the Company settled the $361,000 liability with the shareholder by issuing 7,220,000 shares of common stock.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 6.        DEBT OBLIGATIONS
--------------------------------------------------------------------------------

               NOTE PAYABLE - SHAREHOLDER

               One September 1, 1999, the Company issued a $150,000 unsecured promissory note to a shareholder. The note originally matured on September 1, 2000, but it was extended on July 1, 2001 to now be due on June 30, 2002. The note bears interest at a rate of 12.5%, and interest was accrued during the period the note was in default. For the years 2000 and 1999, $18,750 and $6,250, respectively, was charged to interest expense for the stated coupon rate. Effective October 15, 2000, the face amount of the note was increased to $170,000 to reflect an additional cash advance made to the Company by the shareholder. As additional consideration for the note extension, the Company granted the shareholder a security interest in certain assets of the Company.

               In connection with the original 1999 issuance, the shareholder was also issued 50,000 shares of the Company's common stock. The shares were recorded into equity at their fair market value of $12,000, and amortized into interest expense over the original one-year term. For the years ended 2000 and 1999, $8,000 and $4,000, respectively, was charged to interest expense for the share issuance.

               CONVERTIBLE PROMISSORY NOTES

               On September 1, 1999, the Company issued $200,000 of unsecured convertible promissory notes to three individuals. The notes bear interest at a rate of 8.75%, payable at maturity. For the years 2000 and 1999, $17,500 and $5,833, respectively, was charged to interest expense for the stated coupon rate. The original notes were due September 1, 2001, but the holders agreed to certain modifications on July 1, 2001, as further described below.

               The original notes contained the following conversion feature: as of December 31, 2000 and until maturity, the outstanding balance of principal and interest is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of 20% below the average closing bid prices of the common stock for the 90 days prior to conversion. According to applicable accounting principles, the 20% discount on the conversion price is a beneficial conversion feature. At the date of issuance, this discount was valued at $44,667 and was charged to additional paid-in capital and as a reduction of the promissory notes at issuance. The $44,667 has been accreted to interest expense from the date of issuance through December 31, 2000. For the years ended 2000 and 1999, $33,500 and $11,167, respectively, was charged to interest expense as a result of the beneficial conversion feature.

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

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 7.        INCOME TAXES
--------------------------------------------------------------------------------

               A summary of the provision for income taxes for the years ended December 31, 2000 and 1999 is as follows:

                                                                           2000               1999
                                                                        ---------          ---------
               Currently payable:
                  Federal                                               $      --          $      --
                  State                                                        --                 --
               Deferred benefit, federal and state                        448,720            733,680
               Change in deferred tax asset valuation allowance          (448,720)          (733,680)
                                                                        ---------          ---------
                          Income tax provision                          $      --          $      --
                                                                        =========          =========

               Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred tax assets at December 31, 2000 and 1999 relate to the following:

                                                                                   2000                 1999
                                                                                -----------          -----------
               Available federal and state net operating loss carryover         $ 1,769,250          $ 1,432,220

               Stock options granted to other than employees                         11,420                  480

               Accrued expenses, not deductible until paid                          135,230               34,480

               Less: valuation allowance                                         (1,915,900)          (1,467,180)
                                                                                -----------          -----------
                          Net deferred tax asset                                $        --          $        --
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

              The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation future taxable income during the periods in which temporary differences and/or carryforward losses become deductible.

              The Company has available tax net operating loss carryovers ("NOLs") as of December 31, 2000 of approximately $4,423,000. The NOLs expire beginning in 2008. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

               In November 1997, the Board of Directors of the Company resolved to reverse split the Class A Preferred Stock on a 1 for 50 share basis. The reported shares of the Company have been restated to January 1, 1999 for this stock split. The shareholders agreed to adjust the conversion terms so the ratio for conversion remained at 10 shares of common stock for each share of preferred stock.

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

               During 2000, the Company sold 6,120,199 shares of common stock that resulted in net proceeds of $458,403, and also issued 1,758,917 shares of common stock to employees and 2,484,219 shares of common stock for services. Management of the Company placed a value of $72,316 on the employee compensation and $214,586 on the services performed.

               As described in note 5, a liability was settled through the issuance of 7,220,000 shares common stock during the year ended 2000, and a loan was satisfied in 1999 through the issuance of 600,000 shares of common stock.

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

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------


               STOCK OPTIONS - NON-EMPLOYEES

               During March 2000, the Company issued 250,000 common share stock options in connection with the litigation settlement described in note 5. The exercise price of these options is stated as being an amount that is 25% below the market price of the Company's common shares on the date of exercise. These options are immediately exercisable, and expire two years from the date of issuance. The Company placed a value of $27,347 on these options, and recorded the charge as litigation settlement expense.

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

               During April 2000, the Company issued 150,000 stock options to a director. The options are exercisable for 150,000 shares of common stock at a fair value exercise price of $0.15. These options vested immediately, and they expire in eight years from issuance.

               STOCK OPTIONS - PRO FORMA DISCLOSURE

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

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 8.        STOCKHOLDERS' EQUITY (continued)
--------------------------------------------------------------------------------


               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Under these conditions, the Company's net loss of $1,123,654 for the year ended December 31, 2000 would have been increased to the pro forma amount of $1,141,647, and the Company's net loss of $1,949,570 for the year ended December 31, 1999 would have been increased to the pro forma amount of $1,952,270. The Company's basic and diluted loss per share of $0.0522 for the year ended December 31, 2000 would have been increased to the pro forma loss per share of $0.0531, and the Company's basic and diluted loss per share of $0.1459 for the year ended December 31, 1999 would have been increased to the pro forma loss per share of $0.1461.

               The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

               STOCK OPTION ACTIVITY SUMMARY

               The following table presents the Company's stock option activity for the two years ended December 31, 2000:

                                                             OPTIONED          WEIGHTED-AVERAGE
                                                              SHARES            EXERCISE PRICE
                                                            ------------     -------------------

               Options outstanding at January 1, 1999                --                 $  --
               Issued in 1999                                    65,000                  0.19
               Forfeited in 1999                                     --                    --
                                                                -------                 -----
               Options outstanding at December 31, 1999          65,000                 $0.19
               Issued in 2000                                   400,000                  0.14
               Forfeited in 2000                                     --                    --
                                                                -------                 -----

               Options outstanding at December 31, 2000         465,000                 $0.15
                                                                =======                 =====


               The weighted-average exercise price of the options issued in 2000, and the totals as of December 31, 2000, are estimated, because of the variable exercise price of 250,000 of the options, as described above. The employee options expire as follows:
               45,000 in December 2001, and 150,000 in April 2008. The non-employee options expire as follows: 20,000 in January 2002, and 250,000 in March 2002. All options outstanding at December 31, 2000 and 1999 are available for exercise by the option holder.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 9.        COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

               LEASES

               The Company leases its office space under a lease expiring in March 2003, as well as certain other equipment. Future minimum lease payments under these operating leases are approximately as follows: $29,121 in 2001, $25,390 in 2002 and $5,703 in 2003.
               Total rental expense incurred during 2000 and 1999 was $43,678 and $50,750, respectively.

               LITIGATION

               The Company is involved in a legal action relating to the December 1998 termination for cause of the employment of Mr. Patrick Cioffi, Jr., its former president. The Company alleges, among other things, that Mr. Cioffi inappropriately received payments from a vendor, gave himself an unauthorized salary increase, sexually harassed a female employee, and misrepresented his educational background and professional credentials before being hired. The Company further alleges that Cioffi fraudulently induced it to enter into an employment agreement, and therefore the employment agreement should be deemed void and his stock compensation arrangement cancelled. Mr. Cioffi has filed an arbitration action against the Company claiming damages, including $450,000 for lost wages, the value of the stock compensation arrangement, and legal fees. The matter is presently scheduled for arbitration in September 2001. It is the position of the Company that the claim of Mr. Cioffi lacks merit and that the Company had valid business reasons to terminate his employment. Counsel to the Company is unable to opine as to the ultimate outcome, or to the amount of damages should Cioffi prevail. At December 31, 2000, management has recorded accruals for legal fees and related expenses, but no reserve has been recorded for the amount of damages, if any, that the arbitrator may award to Cioffi, should he prevail.

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

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 10.       NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

               For the years ended December 31, 2000 and 1999, weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2000 and 1999 by 1,698,533 and 465,200 shares, respectively. The 2000 common stock equivalents were computed using an assumed conversion price of $0.12 for the convertible promissory notes (see note 6).

               A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:


                                                                                2000               1999
                                                                            ----------         ----------
               Common shares outstanding at December 31st                   32,694,085         15,110,750
               Effect of weighting                                          11,180,276          1,750,235
                                                                            ----------         ----------
                         Weighted average common shares outstanding         21,513,809         13,360,515
                                                                            ==========         ==========


--------------------------------------------------------------------------------
NOTE 11.       RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

               On June 12, 1998, the Company entered into a two-year agreement with Matthew J. Bruderman, who owns and operates an investment advisory firm, M.J. Bruderman & Company (the "firm"), to provide financial consulting services, including but not limited to, the raising of investment capital for the Company. This agreement was amended on January 7, 2000, retroactive to June 12, 1998. At December 31, 1999, the Company had accrued $80,000 of expense relating to services performed pursuant to this agreement. During 2000, the Company issued 250,000 shares of its common stock as compensation for the prior years' services. Also during 2000, Mr. Bruderman received 400,000 shares for his services as a consultant to the Company and as a director of the Company.

               As described in note 5, pursuant to the Simray settlement, 50,000 shares of common stock were transferred to Simray. A principal stockholder transferred his personal shares of stock in connection with this settlement. Management placed a value of $9,000 on these shares and as a result has recorded a liability to this shareholder. This shareholder also advanced $4,000 to the Company during 2000.

               As described in note 5, pursuant to the Simray settlement, a $200,000 cash payment was required. A stockholder made the $200,000 payment and assumed Simray's position in the judgment. This cash payment was recorded as a capital contribution as of December 31, 2000, and this stockholder's position in the judgment was satisfied during 2000 with the issuance of 7,220,000 shares of common stock.

                                 MICROBEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 12.       SUBSEQUENT EVENTS
--------------------------------------------------------------------------------


               INTERNAL REVENUE SERVICE (IRS) LIABILITY AND LIEN

               The Company was delinquent in the depositing of some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184, 433 in taxes, penalties and interest as of July 20, 2001. On July 26, 2001, the Company and the IRS entered into an installment agreement under which the Company will pay $5,000 per month beginning August 10, 2001. All amounts due to the IRS have been accrued by the Company, and are included in the balance sheet under the caption "accounts payable and accrued liabilities" (see note 4). To secure its position in the unpaid taxes, the IRS has filed a tax lien against the Company. Under the terms of the installment agreement, if the Company defaults on a payment, the IRS has the right to cancel the agreement, and then proceed to collect the entire amount by levy on the Company's bank accounts, other assets, or by seizing the property of the Company. Management believes that the installment agreement will be complied with, and that the IRS will not take any action to seize the Company's assets. However, any action taken by the IRS to collect the debt beyond the agreed upon monthly payment may have a significant material effect on the financial position of the Company, and if assets are seized, the Company may be unable to continue in operation.

               FINANCIAL COMMITMENT

               On February 16, 2001, the Company received a $1 million financial commitment from Forward Looking Technologies, Inc. ("FLT"), a venture capital group. Through August 9, 2001, FLT has advanced $335,000 to the Company for which it received 2,719,118 shares of common stock.

               DEBT EXTENSIONS AND CHANGES

               Effective July 1, 2001, a series of changes were made to the Company's debt obligations. These changes included an extension of due dates, and a partial cancellation of a feature allowing for conversion of the debt into shares common stock. These changes are more fully described in Note 6 above.

               SUBSEQUENT ISSUANCES OF COMMON STOCK

               Subsequent to December 31, 2000, and through August 9, 2001, the Company has raised cash of approximately $410,500 through the issuance of 3,196,639,shares of its common stock, including the FLT investment described above. The Company has also issued 275,000 shares of its common stock for purposes other than raising cash.