Form 10QSB
period 2000-03-31
MICROBEST INC
filed 2001-08-31
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

                           Commission File No. 0-28137

                                 MICROBEST, INC.
                                 ---------------
              (Exact name of small business issuer in its charter)

Minnesota                                                    41-1864003
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)

     751 Park of Commerce Drive, Suite # 122 Boca Raton, Florida 33487-3623
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                   Issuer's telephone number (561) 995 - 9770

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the period beginning January 19, 2000.

Yes [ ]    No [X]

There were 16,443,614 shares of the company's common stock outstanding on March 31, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Notes to Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Background and Financial History
         Financial Condition
         Results of Operations
         Liquidity and Capital Resources

                            PART 11 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Incorporated herein by reference to Item 3 in the Company's Annual Report on form 10-KSB for the year ended December 31, 1999.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None

                                 MICROBEST, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                         (Unaudited)
                                                                             2000                1999
                                                                         ------------        ------------
                                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $         --        $         --
   Accounts receivable, net of allowances of $5,400                           116,954              28,598
   Inventories, net                                                            48,789              76,866
   Prepaid expenses                                                             5,000               8,000
                                                                         ------------        ------------

            TOTAL CURRENT ASSETS                                              170,743             113,464

PROPERTY AND EQUIPMENT, net                                                    59,578              62,502

OTHER ASSETS                                                                    4,685               2,385
                                                                         ------------        ------------

            TOTAL                                                        $    235,006        $    178,351
                                                                         ============        ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $    460,341        $    474,898
   Cash overdraft                                                               7,554               7,047
   Current portion of capital lease obligation                                  1,981               1,981
   Litigation settlement payable                                              361,000             361,000
                                                                         ------------        ------------

            TOTAL CURRENT LIABILITIES                                         830,876             844,926
                                                                         ------------        ------------

LONG-TERM DEBT:
                                                                         ------------        ------------
  Capital lease obligation - long term portion                                 12,205              12,205
  Notes payable - shareholder                                                 150,000             150,000
  Convertible promissory notes                                                171,875             166,500
                                                                         ------------        ------------
            TOTAL LONG-TERM DEBT                                              334,080             328,705
                                                                         ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                 400                 400
   Common stock, 100,000,000 shares authorized, at stated value                16,444              15,110
   Additional paid-in capital                                               2,990,881           2,757,214
   Deficit                                                                 (3,937,675)         (3,768,004)
                                                                         ------------        ------------

            STOCKHOLDERS' DEFICIT, NET                                       (929,950)           (995,280)
                                                                         ------------        ------------

            TOTAL                                                        $    (99,074)       $   (150,354)
                                                                         ============        ============

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                   2000                1999
                                                               ------------        ------------

SALES, net                                                     $    230,378        $    117,371

COST OF SALES                                                       102,023              73,101
                                                               ------------        ------------

            GROSS MARGIN                                            128,355              44,270

ADMINISTRATIVE EXPENSES                                             279,623             243,520

LITIGATION SETTLEMENT EXPENSES                                           --             525,000
                                                               ------------        ------------

            LOSS FROM OPERATIONS                                   (151,268)           (724,250)

INTEREST EXPENSE                                                    (18,403)            (17,000)
                                                               ------------        ------------

            LOSS BEFORE PROVISION FOR INCOME TAXES                 (169,671)           (741,250)

PROVISION FOR INCOME TAXES                                               --                  --
                                                               ------------        ------------

            NET LOSS                                           $   (169,671)       $   (741,250)
                                                               ============        ============

LOSS PER COMMON SHARE:
   Basic and diluted                                           $      (0.01)       $      (0.06)
                                                               ============        ============
   Weighted average common
         shares outstanding                                      15,777,182          12,316,346
                                                               ============        ============

                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                          Preferred Stock                  Common Stock
                                                     --------------------------    -----------------------------   Additional
                                                                  Stated Value                    Stated Value      Paid-in
                                                     # of Shares $.01 per share    # of Shares   $.001 per share    Capital
                                                     ----------- --------------    -----------   ---------------   ----------

STOCKHOLDERS' DEFICIT, January 1, 2000                  40,020        $400          15,110,750       $15,110       $2,757,214

Issuance of common stock for cash                           --          --           1,072,804         1,074          152,926

Issuance of common stock for services                       --          --             260,000           260           80,741

Net loss for the three months ended March 31, 2000          --          --                  --            --               --
                                                        ------        ----          ----------       -------       ----------

STOCKHOLDERS' DEFICIT, March 31, 2000                   40,020        $400          16,443,554       $16,444       $2,990,881
                                                        ======        ====          ==========       =======       ==========

                                                                        Stockholders'
                                                         Deficit        Deficit, Net
                                                       ------------     -------------

STOCKHOLDERS' DEFICIT, January 1, 2000                 $ (3,768,004)     $ (995,280)

Issuance of common stock for cash                                --         154,000

Issuance of common stock for services                            --          81,001

Net loss for the three months ended March 31, 2000         (169,671)       (169,671)
                                                       ------------      ----------

STOCKHOLDERS' DEFICIT, March 31, 2000                  $ (3,937,675)     $ (929,950)
                                                       ============      ==========

                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                  2000              1999
                                                               ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (169,671)       $ (741,250)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                  3,000             3,000
      Interest expense, beneficial conversion feature               5,375                --
      Common stock issued for services, net                        81,001                --
      Common stock issued for litigation settlement                    --           525,000
      Other non cash charges                                        4,511                --
      Changes in certain assets and liabilities:
         Accounts receivable                                      (88,357)              741
         Inventories                                               28,077           (22,659)
         Accounts payable and accrued liabilities                 (14,557)           54,148
         Cash overdraft                                              (507)               --
                                                               ----------        ----------

            NET CASH USED IN OPERATING ACTIVITIES                (151,128)         (181,020)
                                                               ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                          (2,300)             (600)
   Purchases of property and equipment                                (76)           (7,930)
                                                               ----------        ----------

            NET CASH USED IN INVESTING ACTIVITIES                  (2,376)           (8,530)
                                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                              (496)             (496)
   Proceeds from sale of stock                                    154,000           143,100
                                                               ----------        ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES             153,504           142,604
                                                               ----------        ----------

            NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                      --           (46,946)

CASH AND CASH EQUIVALENTS, Beginning of period                         --            56,554
                                                               ----------        ----------

CASH AND CASH EQUIVALENTS, End of period                       $       --        $    9,608
                                                               ==========        ==========

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1999 and 2000 included in its Annual Reports filed on FORM 10-KSB, both of which were filed in August 2001.

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since inception, has funded operations through investor capital, and has not generated sufficient revenues from its operating activities to cover its expenses. Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, the issuance of debt, and to obtain operating capital through revenue growth. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's raising additional growth capital and resuming and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. As of December 31, 2000, the Company has tax net operating losses carryforwards (NOLs) of approximately $4,423,000, and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

EARNINGS (LOSS) PER SHARE. Statement of Financial Accounting Standard 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the convertible preferred stock, the convertible promissory notes, and stock options.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the presentation used in the current period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis should be read in conjunction with the financial statements and related notes thereto that appear elsewhere herein.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding marketing plans, capital and operating expenditures, results of operations, potential utility and acceptance of our existing and proposed products, and the need for and availability of additional financing. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business which involve judgments with respect to among other things, future economic and competitive conditions, future regulations, and business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on the business or the extent to which any factor, or combinations of factors, may cause actual results to differ materially from those contained in any forward-looking statement. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by us or any other person that our objectives or plans will be achieved.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years and three months ended March 31, 2000, the company generated $1,092,704 in net sales. During this same period the company recorded net losses of $3,269,123. The Company generated $1,939,334 from financing activities during this period to help fund the shortfall in working capital.

LIQUIDITY AND CAPITAL RESOURCES

For the two years and three months ended March 31, 2000 the Company issued 5,048,571 shares of common stock for cash, for services and for litigation settlement all as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933, and also issued 2,060,377 shares of common stock for cash without registration pursuant to an exemption from registration under rule
504. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

In August 1999 the Company arranged for $500,000 financing through the private sale of restricted shares of its common stock to several unrelated accredited investors who are familiar with the Company, its mission and its products. The shares were offered without registration in reliance on Section 4 (2) of the Securities Act of 1933. The price for the shares sold was at a discount of 25% to the average closing bid price as reported on the Over the Counter Bulletin Board for the five days prior to the date of sale. This financing was designed to meet the working capital needs of the Company through the balance of 1999. As of February 3, 2000 the Company received $500,000 from the sale of 2,387,366 shares of common stock under these arrangements.

On September 1, 1999 the Company issued $200,000 of Convertible Promissory Notes, which-bear Interest at 8 3/4% and mature in two years, with interest due at maturity. After 15 months and until maturity, the outstanding balance of principal and interest shall be convertible, at the option of the holder, into shares of the Company's common stock at a conversion price 20% below the average closing bid prices of the common stock for the prior 90 days. The notes are unsecured. See notes to the financial statements. The proceeds from the notes were used to repay $200,000 advanced to the Company by Matthew J. Bruderman, a related party (see Item 12 Certain Relationships and Related Transactions)

Also on September 1, 1999, the Company issued a $150,000 promissory note to a firm controlled by Mr. Bruderman, due in one year, with interest at 12 1/2%, which is due at maturity. The holder of the note also received 50,000 shares of the Company's common stock at the time of issuance. The proceeds of the note were used to meet operating expenses. The note is unsecured and is past due as to principal and interest. See notes to the financial statements.

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

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S OPERATING RESULTS FOR THE PERIODS
INDICATED:

                                         $ IN THOUSANDS
                                  THREE MONTHS ENDED MARCH 31,
                                       2000          1999
                                      ------        ------

STATEMENT OF OPERATIONS DATA
Net Sales                             $  230        $  117
Gross Profit (Loss)                   $  128        $   44
Expenses
Salaries Wages & Benefits             $  163        $  108
Occupancy Costs                           36            32
Travel                                    31            24
Professional Fees                         25            40
Marketing Expenses                        25            39
Interest Expense                          18            17
Litigation Settlement                     --           525
                                      ------        ------
Total Expenses                        $  298        $  785
Net Income (Loss)                     $ (170)       $ (741)

FINANCIAL CONDITION

The Company's financial position deteriorated in 2000 and 1999 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital increased to $732,000 at the end of 1999 from $467,000 at the end of 1998 and increased to $660,000 at the end of the first quarter 2000. Current liabilities at the end of 1999 include an increase of $261,000 in the liabilities related to the SIMRAY settlement and an increase of $176,000 in accounts payable and accrued expenses, offset by a decrease of $200,000 in short term financing obligations The negative working capital position at the end of the first quarter 2000 is slightly better than at the end of the year 1999 because of an increase in accounts receivable.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($133,136 at March 31, 2000 and $144,215 at December 31, 1999). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of March 31, 2000 is $3,938,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $2,991,000 in the Company's capital account reflecting the funds it has been able to raise through sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company has improved its gross operating margin over the past two years by concentrating sales efforts on pallet-sized bulk shipments. This strategy reduced the need for one company-operated facility and has allowed for more economic lot purchasing and a significant reduction in freight costs. During this time the Company significantly improved the internal controls over its financial operations which were deficient before the installation of a computerized accounting system on January 1, 1999. The results of these efforts are reflected in improved gross profit margin which improved to over 50% in 2000 compared with less than 40% in 1999.

William Breslin was appointed CFO of the Company on January 1, 1999 and installed an integrated computerized accounting system, and established acceptable internal accounting controls, thereby correcting the previously existing weaknesses in the Company's accounting system. In the opinion of management, all corrections that needed to be made were included in these adjustments.

In 1999 and 1998 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company increased its staff to six employees early in 1998 and to 10 full time employees in 1999. The majority of this staff is involved with sales and marketing. The increase in 1999 reflects increased commissions paid on higher sales, plus the salary for Mr. Breslin who joined the Company as CFO on January 1, 1999.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses and related expenses of supporting the expanded sales and marketing staff. The increase in occupancy costs in 1999 includes rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses required to support the increase staff.

Travel expenses were higher in 2000 because of more sales staff traveling

Professional fees were high in 1999 because of audit and legal fees associated with initial SEC filings, legal fees associated with litigation and financial consulting services.

Discretionary marketing expenses have been curtailed during 2000 as cost cutting moves.

The Company recorded $525,000 in 1999 of litigation settlement expenses in connection with the settlement of the SIMRAY matter. (See description above under Liquidity and Capital Resources)

The Company is currently involved in litigation with a former officer. See Part II, Item 1. Legal Proceedings below.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last four years and has an accumulated deficit from operations of $3,928,000 at March 31, 2000. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Date: August 31, 2001

                                                   Microbest, Inc.


                                                   /s/ Michael J. Troup
                                                   -----------------------------
                                                   Michael J. Troup
                                                   Chief Executive Officer
                                                     and Chairman