Form 10QSB
period 2000-06-30
MICROBEST INC
filed 2001-08-31
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly period ended June 30, 2000


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


     751 Park of Commerce Drive, Suite #122 Boca Raton, Florida 33487-3623
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (561) 995-9770

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ ] No [X]

There were 20,501,965 shares of the company's common stock outstanding on June 30, 2000

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

                            PART II OTHER INFORMATION

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        FORM 8-K Dated May 1, 2000

                                 MICROBEST, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
================================================================================

                                                                           (Unaudited)
                                                                               2000                   1999
                                                                           ------------           ------------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $      5,117           $         --
   Accounts receivable, net of allowances of $5,400                              50,585                 28,598
   Inventories, net                                                              78,471                 76,866
   Prepaid expenses                                                               3,000                  8,000
                                                                           ------------           ------------

            TOTAL CURRENT ASSETS                                                137,173                113,464

PROPERTY AND EQUIPMENT, net                                                      56,578                 62,502

OTHER ASSETS                                                                      5,430                  2,385
                                                                           ------------           ------------

            TOTAL                                                          $    199,181           $    178,351
                                                                           ============           ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $    493,226           $    474,898
   Cash overdraft                                                                    --                  7,047
   Current portion of capital lease obligation                                    1,981                  1,981
   Litigation settlement payable                                                361,000                361,000
                                                                           ------------           ------------

            TOTAL CURRENT LIABILITIES                                           856,207                844,926
                                                                           ------------           ------------

LONG-TERM DEBT
                                                                           ------------           ------------
   Capital lease obligation - long-term portion                                  12,205                 12,205
   Notes payable - shareholder                                                  150,000                150,000
   Convertible promissory notes                                                 178,133                166,500
                                                                           ------------           ------------
            TOTAL LONG-TERM DEBT                                                340,338                328,705
                                                                           ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                   400                    400
   Common stock, 100,000,000 shares authorized, at stated value                  20,502                 15,110
   Additional paid-in capital                                                 3,158,724              2,757,214
   Deficit                                                                   (4,176,990)            (3,768,004)
                                                                           ------------           ------------

            STOCKHOLDERS' DEFICIT, NET                                         (997,364)              (995,280)
                                                                           ------------           ------------

            TOTAL                                                          $   (141,157)          $   (150,354)
                                                                           ============           ============

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================

                                                 Three Months Ended                        Six Months Ended
                                             2000                 1999                 2000                 1999
                                          ----------           ----------           ----------           ----------
SALES, net                                $  103,657           $  119,006           $  334,035           $  236,377

COST OF SALES                                 49,492               64,481              151,515              137,582
                                          ----------           ----------           ----------           ----------

         GROSS PROFIT                         54,165               54,525              182,520               98,795

ADMINISTRATIVE EXPENSES                      277,021              221,123              556,724              464,643

LITIGATION SETTLEMENT EXPENSES                    --                   --                   --              525,000
                                          ----------           ----------           ----------           ----------

         LOSS FROM OPERATIONS               (222,856)            (166,598)            (374,204)            (890,848)

INTEREST EXPENSE                             (16,379)             (12,700)             (34,782)             (29,700)
                                          ----------           ----------           ----------           ----------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                    (239,235)            (179,298)            (408,986)            (920,548)

PROVISION FOR INCOME TAXES                        --                   --                   --                   --
                                          ----------           ----------           ----------           ----------

         NET LOSS                         $ (239,235)          $ (179,298)          $ (408,986)          $ (920,548)
                                          ==========           ==========           ==========           ==========


LOSS PER COMMON SHARE:
   Basic and diluted                      $    (0.01)          $    (0.01)          $    (0.02)          $    (0.07)
                                          ==========           ==========           ==========           ==========
   Weighted average common
         shares outstanding                 18472790             12738355             17352110             12505972
                                          ==========           ==========           ==========           ==========

                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
================================================================================

                                                             Preferred Stock                    Common Stock
                                                       ---------------------------    --------------------------------
                                                                     Stated Value                       Stated Value
                                                       # of Shares  $.01 per share    # of Shares      $.001 per share
                                                       -----------  --------------    -----------      ---------------
STOCKHOLDERS' DEFICIT, January 1, 2000                   40,020          $400          15,110,750          $15,110

Issuance of common stock for cash                            --            --           2,304,745            2,305

Issuance of common stock to employees                        --            --           1,758,917            1,759

Issuance of common stock for services                        --            --           1,327,553            1,328

Net loss for the six months ended June 30, 2000              --            --                  --               --
                                                         ------          ----          ----------          -------

STOCKHOLDERS' DEFICIT, June 30, 2000                     40,020          $400          20,501,965          $20,502
                                                         ======          ====          ==========          =======



                                                       Additional
                                                        Paid-in                                Stockholders'
                                                        Capital              Deficit           Deficit, Net
                                                       ----------          -----------         -------------
STOCKHOLDERS' DEFICIT, January 1, 2000                 $2,757,214          $(3,768,004)          $(995,280)

Issuance of common stock for cash                         206,695                   --             209,000

Issuance of common stock to employees                      70,557                   --              72,316

Issuance of common stock for services                     124,258                   --             125,586

Net loss for the six months ended June 30, 2000                --             (408,986)           (408,986)
                                                       ----------          -----------           ---------

STOCKHOLDERS' DEFICIT, June 30, 2000                   $3,158,724          $(4,176,990)          $(997,364)
                                                       ==========          ===========           =========

                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
================================================================================

                                                                  2000                 1999
                                                               ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (408,986)          $ (920,548)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                  6,000                6,000
      Interest expense, beneficial conversion feature              11,633                   --
      Common stock issued to employees                             72,316                   --
      Common stock issued for services, net                       125,586                   --
      Common stock issued for litigation settlement                    --              525,000
      Other non cash charges                                        5,990               18,269
      Changes in certain assets and liabilities:
         Accounts receivable                                      (21,987)             (38,309)
         Inventories                                               (1,605)             (15,292)
         Accounts payable and accrued liabilities                  18,328              114,138
         Cash overdraft                                            (7,047)              29,332
                                                               ----------           ----------

            NET CASH USED IN OPERATING ACTIVITIES                (199,772)            (281,410)
                                                               ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                          (3,045)                (600)
   Purchases of property and equipment                                (76)              (7,800)
                                                               ----------           ----------

            NET CASH USED IN INVESTING ACTIVITIES                  (3,121)              (8,400)
                                                               ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                              (990)                (840)
   Payments on note payable                                            --             (100,000)
   Proceeds from sale of stock                                    209,000              334,096
                                                               ----------           ----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES             208,010              233,256
                                                               ----------           ----------

            NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                   5,117              (56,554)

CASH AND CASH EQUIVALENTS, Beginning of period                         --               56,554
                                                               ----------           ----------

CASH AND CASH EQUIVALENTS, End of period                       $    5,117           $       --
                                                               ==========           ==========

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the years ended December 31, 1999 and 2000 included in its Annual Reports filed on FORM 1O-KSB, both of which were filed in August 2001.

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years and six months ended June 30, 2000, the company generated $1,196,361 in net sales. During this same period the company recorded net losses of $3,508,438. The Company generated $1,993,840 from financing activities during this period to help fund the shortfall in working capital.

LIQUIDITY AND CAPITAL RESOURCES

For the two years and six months ended June 30, 2000 the Company issued 9,106,982 shares of common stock for cash, for services and for litigation settlement all as restricted under rule 144, in reliance on Section 4(2) of the Securities Act of 1933, and also issued 2,060,377 shares of common stock for cash without registration pursuant to an exemption from registration under rule 504. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

In August 1999 the Company arranged for $500,000 financing through the private sale of restricted shares of its common stock to several unrelated accredited investors who are familiar with the Company, its mission and its products. The shares were offered without registration in reliance on Section 4(2) of the Securities Act of 1933. The price for the shares sold was at a discount of 25% to the average closing bid price as reported on the Over the Counter Bulletin Board for the five days prior to the date of sale. This financing was designed to meet the working capital needs of the Company through the balance of 1999. As of February 3, 2000 the Company received $500,000 from the sale of 2,387,366 shares of common stock under these arrangements.

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

In June 2000 the Company arranged for an additional $360,000 of financing again through the private sales of restricted shares of its common stock to a small group of accredited investors under the same terms described above regarding the $500,000 financing arranged in August 1999. As of June 30, 2000 the Company received $55,000 from the sale of 1,231,881 shares of common stock under these arrangements.

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

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S OPERATING RESULTS FOR THE PERIODS
INDICATED:

                                                           $ IN THOUSANDS
                                              FOR THE PERIODS INDICATED AS OF JUNE 30
                                         THE THREE MONTHS                  THE SIX MONTHS
                                       2000             1999            2000           1999
                                      ------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net Sales                             $ 104           $ 119           $ 334           $ 236
  Gross Profit (Loss)                 $  54           $  54           $ 182           $  98

Expenses
Salaries Wages & Benefits             $ 186             134           $ 350             242
Occupancy Costs                          30              39              66              71
Travel                                   12               8              43              32
Professional Fees                        45              30              69              70
Marketing Expenses                        4              11              29              50
Interest Expense                         16              12              34              29
Litigation Settlement                    --              --              --             525
Total Expenses                          293             234             591            1019
Net Income (Loss)                     $(239)          $(179)          $(409)          $(921)

FINANCIAL CONDITION

The Company's financial position deteriorated in 2000 and 1999 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital increased to $732,000 at the end of 1999 from $467,000 at the end of 1998 and increased to $719,000 at the end of the second quarter 2000. Current liabilities at the end of 1999 include an increase of $261,000 in the liabilities related to the SIMRAY settlement and an increase of $176,000 in accounts payable and accrued expenses, offset by a decrease of $200,000 in short term financing obligations.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($142,964 at June 30, 2000 and $144,215 at December 31, 1999). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of June 30, 2000 is $4,177,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $3,159,000 in the Company's capital account reflecting the funds it has been able to raise through sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

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

For the six month period in 2000 occupancy costs were reduced through cost cutting efforts.

Travel expenses were higher in 2000 because of more sales staff traveling

Professional fees were high in 1999 because of audit and legal fees associated with initial SEC filings, legal fees associated with litigation and financial consulting services.

Discretionary marketing expenses have been curtailed during 2000 as cost cutting moves.

Interest expense was higher in 2000 due to increased debt obligations and interest on past due payroll taxes.

The Company recorded $525,000 in 1999 of litigation settlement expenses in connection with the settlement of the SIMRAY matter. (See description above under Liquidity and Capital Resources).

The Company is currently involved in litigation with a former officer. See Part II, Item 1. Legal Proceedings below.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last four years and has an accumulated deficit from operations of $4,176,990 at June 30, 2000. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

                                            Date: August 31, 2001

                                                  Microbest, Inc.

                                                  /s/ Michael J. Troup
                                                  ------------------------------
                                                  Michael J. Troup
                                                  Chief Executive Officer
                                                    and Chairman