Form 10QSB
period 2000-09-30
MICROBEST INC
filed 2001-08-31
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly period ended September 30, 2000


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


There were 22,818,630 shares of the company's common stock outstanding on September 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Balance Sheets
         Statements of Operations
         Statements of Changes in Stockholders' Deficit
         Statements of Cash Flows
         Notes to Financial Statements

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         None

                               MICROBEST, INC.
                               BALANCE SHEETS
                  SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



                                                                      (Unaudited)
                                                                         2000              1999
                                                                      -----------       -----------
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                           $        --       $        --
  Accounts receivable, net of allowances of $5,400                         54,568            28,598
  Inventories, net                                                         58,298            76,866
  Prepaid expenses                                                          2,000             8,000
                                                                      -----------       -----------

        TOTAL CURRENT ASSETS                                              114,866           113,464

 PROPERTY AND EQUIPMENT, net                                               53,578            62,502

 OTHER ASSETS                                                               5,430             2,385
                                                                      -----------       -----------

        TOTAL                                                         $   173,874       $   178,351
                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $   593,388       $   474,898
  Cash overdraft                                                              946             7,047
  Current portion of capital lease obligation                               1,981             1,981
  Litigation settlement payable                                           361,000           361,000
                                                                      -----------       -----------

        TOTAL CURRENT LIABILITIES                                         957,315           844,926
                                                                      -----------       -----------

LONG-TERM DEBT
                                                                      -----------       -----------
  Capital lease obligation - long-term portion                             12,205            12,205
  Notes payable - shareholder                                             150,000           150,000
  Convertible promissory notes                                            184,133           166,500
                                                                      -----------       -----------
                                                                          346,338           328,705
                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, 50,000,000 shares authorized, at stated value              400               400
  Common stock, 100,000,000 shares authorized, at stated value             22,818            15,110
  Additional paid-in capital                                            3,261,408         2,757,214
  Deficit                                                              (4,414,405)       (3,768,004)
                                                                      -----------       -----------

        STOCKHOLDERS' DEFICIT, NET                                     (1,129,779)         (995,280)
                                                                      -----------       -----------

        TOTAL                                                         $  (172,464)      $  (150,354)
                                                                      ===========       ===========

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999





                                           Three Months Ended                    Nine Months Ended
                                        2000               1999               2000               1999
                                    ------------       ------------       ------------       ------------

SALES, net                          $    202,984       $    167,566       $    537,019       $    403,943

COST OF SALES                             94,778            100,748            246,293            238,330
                                    ------------       ------------       ------------       ------------

    GROSS PROFIT                         108,206             66,818            290,726            165,613

ADMINISTRATIVE EXPENSES                  315,556            388,608            872,280            853,251

LITIGATION SETTLEMENT EXPENSES                --                 --                 --            525,000
                                    ------------       ------------       ------------       ------------

    LOSS FROM OPERATIONS                (207,350)          (321,790)          (581,554)        (1,212,638)

INTEREST EXPENSE                         (30,065)           (21,044)           (64,847)           (50,744)
                                    ------------       ------------       ------------       ------------

LOSS BEFORE PROVISION FOR
    INCOME TAXES                        (237,415)          (342,834)          (646,401)        (1,263,382)

PROVISION FOR INCOME TAXES                    --                 --                 --                 --
                                    ------------       ------------       ------------       ------------

    NET LOSS                        $   (237,415)      $   (342,834)      $   (646,401)      $ (1,263,382)
                                    ============       ============       ============       ============


LOSS PER COMMON SHARE:
  Basic and diluted                 $      (0.01)      $      (0.03)      $      (0.03)      $      (0.10)
                                    ============       ============       ============       ============
  Weighted average common
    shares outstanding                21,660,298         13,529,567         18,718,740         12,922,956
                                    ============       ============       ============       ============

                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000





                                                      Preferred Stock                Common Stock
                                                ---------------------------    -----------------------------         Additional
                                                              Stated Value                       Stated Value         Paid-in
                                                # of Shares  $.01 per share     # of Shares     $.001 per share        Capital
                                                -----------  --------------    ------------     ---------------     ------------
STOCKHOLDERS' DEFICIT, January 1, 2000             40,020          $400          15,110,750          $15,110         $2,757,214

Issuance of common stock for cash                      --            --           4,504,743            4,505            299,495

Issuance of common stock to employees                  --            --           1,758,917            1,759             70,557

Issuance of common stock for services                  --            --           1,444,220            1,444            134,142

Net loss for the nine months ended
  September 30, 2000                                   --            --                  --               --                 --
                                                   ------          ----          ----------          -------         ----------

STOCKHOLDERS' DEFICIT, September 30, 2000          40,020          $400          22,818,630          $22,818         $3,261,408
                                                   ======          ====          ==========          =======         ==========


                                                                                Stockholders'
                                                            Deficit             Deficit, Net
                                                         ------------          ---------------

STOCKHOLDERS' DEFICIT, January 1, 2000                   $(3,768,004)          $  (995,280)

Issuance of common stock for cash                                 --               304,000

Issuance of common stock to employees                             --                72,316

Issuance of common stock for services                             --               135,586

Net loss for the nine months ended
  September 30, 2000                                        (646,401)             (646,401)
                                                         -----------           -----------

STOCKHOLDERS' DEFICIT, September 30, 2000                $(4,414,405)          $(1,129,779)
                                                         ===========           ===========

                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                               2000                1999
                                                            ---------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(646,401)          $(1,263,382)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation                                                 9,000                 9,000
   Interest expense, beneficial conversion feature             10,934                 2,792
   Common stock issued to employees                            72,316                    --
   Common stock issued for services, net                      135,586                    --
   Common stock issued for litigation settlement                   --               525,000
   Other non cash charges (credit)                             (9,816)               (2,074)
   Changes in certain assets and liabilities:
     Accounts receivable                                      (25,970)              (54,153)
     Inventories                                               18,568                (9,935)
     Cash overdraft                                            (6,101)                   --
     Accounts payable and accrued liabilities                 118,490               126,456
                                                            ---------           -----------

        NET CASH USED IN OPERATING ACTIVITIES                (323,394)             (666,296)
                                                            ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITY:
 Change in other assets                                        (3,045)                 (760)
 Purchases of property and equipment                              (76)              (11,125)
                                                            ---------           -----------

        NET CASH USED IN INVESTING ACTIVITIES                  (3,121)              (11,885)
                                                            ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on capital lease obligation                          (1,485)               (1,260)
 Payments on note payable                                          --              (100,000)
 Proceeds from the issuance of notes payable                       --               305,333
 Proceeds from sale of stock                                  304,000               631,526
 Advances from (payments to) shareholders                      24,000              (200,000)
                                                            ---------           -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             326,515               635,599
                                                            ---------           -----------

        NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                      --               (42,582)

CASH AND CASH EQUIVALENTS, Beginning of period                     --                56,554
                                                            ---------           -----------

CASH AND CASH EQUIVALENTS, End of period                    $      --           $    13,972
                                                            =========           ===========

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

RECLASSIFICATIONS. CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE PRESENTATION USED IN THE CURRENT PERIOD

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years and nine months ended September 30, 2000, the company generated $1,399,345 in net sales. During this same period the company recorded net losses of $3,745,853. The Company generated $2,112,345 from financing activities during this period to help fund the shortfall in working capital.

LIQUIDITY AND CAPITAL RESOURCES

For the two years and nine months ended September 30, 2000 the Company issued 11,423,647 shares of common stock for cash, for services and for litigation settlement all as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933, and also issued 2,060,377 shares of common stock for cash without registration pursuant to an exemption from registration under rule 504. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

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

In June 2000 the Company arranged for an additional $360,000 of financing again through the private sales of restricted shares of its common stock to a small group of accredited investors under the same terms described above regarding the $500,000 financing arranged in August 1999. As of September 30, 2000 the Company received $130,000 from the sale of 3,331,881 shares of common stock under these arrangements.

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

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S OPERATING RESULTS FOR THE PERIODS
INDICATED:

                                                         $ IN THOUSANDS
                                          FOR THE PERIODS INDICATED AS OF SEPTEMBER 30
                                         THE THREE MONTHS                THE NINE MONTHS
                                      2000            1999            2000            1999
                                      -----           -----           -----           -----
STATEMENT OF OPERATIONS DATA
Net Sales                             $ 203           $ 168           $ 537           $ 404
Gross Profit (Loss)                   $ 108           $  67           $ 291           $ 166

Expenses
Salaries Wages & Benefits             $ 158             206           $ 508             448
Occupancy Costs                          41              41             107             112
Travel                                   19              16              62              48
Professional Fees                        63              96             132             166
Marketing Expenses                       34              29              63              79
Interest Expense                         30              22              65              51
Litigation Settlement                    --              --              --             525
Total Expenses                          345             234             937           1,429
Net Income (Loss)                     $(237)          $(343)          $(646)        $(1,263)


FINANCIAL CONDITION

The Company's financial position deteriorated in 2000 and 1999 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital increased to $732,000 at the end of 1999 from $467,000 at the end of 1998 and increased to $842,000 at the end of the third quarter 2000. Current liabilities at the end of 1999 include an increase of $261,000 in the liabilities related to the SIMRAY settlement and an increase of $176,000 in accounts payable and accrued expenses, offset by a decrease of $200,000 in short term financing obligations. The negative working capital position at the end of the third quarter 2000 increased to $842,000 primarily as a result of increased accounts and notes payable.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($184,885 at September 30, 2000 and $144,215 at December 31, 1999).

The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of September 30, 2000 is $4,414,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $3,261,000 in the Company's capital account reflecting the funds it has been able to raise through sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

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

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses and related expenses of supporting the expanded sales and marketing staff. The increase in occupancy costs in 1999 includes rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses required to support the increase staff. For the nine month period in 2000 occupancy costs were reduced through cost cutting efforts.

Travel expenses were higher in 2000 because of more sales staff traveling.

Professional fees were high in 1999 because of audit and legal fees associated with initial SEC filings, legal fees associated with litigation and financial consulting services.

Discretionary marketing expenses have been curtailed during 2000 as cost cutting moves, but were increased moderately in the third quarter to meet market demands.

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

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last four years and has an accumulated deficit from operations of $4,414,405 at September 30, 2000. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

                                        Date: August 31, 2001

                                              Microbest, Inc.

                                              /s/ Michael J. Troup
                                              ----------------------------
                                              Michael J. Troup
                                              Chief Executive Officer
                                                and Chairman