Form 10QSB
period 2001-03-31
MICROBEST INC
filed 2001-09-14
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

                           Commission File No. 0-28137

                                 MICROBEST, INC.
              ----------------------------------------------------
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

Yes [ ]   No [X]



There were 34,546,358 shares of the company's common stock outstanding on March 31, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets
        Statements of Operations
        Statements of Cash Flows
        Notes to Financial Statements

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Background and financial history
        Financial Condition
        Results of Operations
        Liquidity and Capital Resources

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Incorporated by reference to Item 3 in the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000

ITEM 2. CHANGES IN SECURITIES

        Issuance of common stock for cash and services and issuance of stock options

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 1 Item 3, Legal Proceedings, from the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000

                              MICROBEST, INC.
                               BALANCE SHEETS
                    MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                         (Unaudited)
                                                                             2001                2000
                                                                         -----------         -----------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $     2,693         $        --
   Accounts receivable, net of allowances of $5,400                          129,893              54,862
   Inventories, net                                                           67,268              69,059
                                                                         -----------         -----------

            TOTAL CURRENT ASSETS                                             199,854             123,921

PROPERTY AND EQUIPMENT, net                                                   40,312              43,312

OTHER ASSETS                                                                   5,430               6,381
                                                                         -----------         -----------

            TOTAL                                                        $   245,596         $   173,614
                                                                         ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $   449,684         $   560,380
   Cash overdraft                                                             48,629               3,311
   Current portion of capital lease obligation                                 2,339               2,339
   Due to shareholder                                                             --              13,000
                                                                         -----------         -----------

            TOTAL CURRENT LIABILITIES                                        500,652             579,030
                                                                         -----------         -----------

LONG-TERM DEBT
   Capital lease obligation - long-term portion                                9,866               9,866
   Note payable - shareholder                                                170,000             170,000
   Convertible promissory notes                                              200,000             200,000
                                                                         -----------         -----------
                                                                             379,866             379,866
                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                400                 400
   Common stock, 100,000,000 shares authorized, at stated value               34,546              32,694
   Additional paid-in capital                                              4,394,417           4,073,282
   Deficit                                                                (5,064,285)         (4,891,658)
                                                                         -----------         -----------

            STOCKHOLDERS' DEFICIT, NET                                      (634,922)           (785,282)
                                                                         -----------         -----------

            TOTAL                                                        $   245,596         $   173,614
                                                                         ===========         ===========

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                 2001                  2000
                                                            ------------           ------------
SALES, net                                                  $    200,625           $    230,378

COST OF SALES                                                     96,807                102,023
                                                            ------------           ------------

            GROSS MARGIN                                         103,818                128,355

ADMINISTRATIVE EXPENSES                                          266,392                279,623
                                                            ------------           ------------


            LOSS FROM OPERATIONS                                (162,574)              (151,268)

INTEREST EXPENSE                                                 (10,053)               (18,403)
                                                            ------------           ------------

            LOSS BEFORE PROVISION FOR INCOME TAXES              (172,627)              (169,671)

PROVISION FOR INCOME TAXES                                            --                     --
                                                            ------------           ------------

            NET LOSS                                        $   (172,627)          $   (169,671)
                                                            ============           ============


LOSS PER COMMON SHARE:
   Basic and diluted                                        $      (0.01)          $      (0.01)
                                                            ============           ============
   Weighted average common
         shares outstanding                                   33,620,022             15,777,182
                                                            ============           ============


                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001





                                Preferred Stock                 Common Stock
                           --------------------------    -------------------------
                                         Stated Value                  Stated Value    Additional
                                             $.01                          $.001         Paid-in                     Stockholders'
                           # of Shares     per share     # of Shares     per share       Capital        Deficit      Deficit, Net
                           -----------   ------------    -----------   ------------    -----------    -----------    ------------
STOCKHOLDERS' DEFICIT,
 January 1, 2001                40,020    $       400     32,694,085    $    32,694    $ 4,073,282    $(4,891,658)    $  (785,282)

Issuance of common
 stock for cash                     --             --      1,652,273          1,652        273,348             --         275,000

Issuance of common
 stock for services                 --             --        200,000            200         31,800             --          32,000

Issuance of stock
 options to consultants             --             --             --             --         15,987             --          15,987

Net loss for the three
 months ended
 March 31, 2001                     --             --             --             --             --       (172,627)       (172,627)
                           -----------    -----------    -----------    -----------    -----------    -----------     -----------

STOCKHOLDERS' DEFICIT,
 March 31, 2001                 40,020    $       400     34,546,358    $    34,546    $ 4,394,417    $(5,064,285)    $  (634,922)
                           ===========    ===========    ===========    ===========    ===========    ===========     ===========



                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                  2001                2000
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(172,627)          $(169,671)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 3,000               3,000
      Interest expense, beneficial conversion feature                                  5,375
      Common stock issued for services, net                       32,000              81,001
      Other non cash charges                                      16,446               4,511
      Changes in certain assets and liabilities:
         Accounts receivable                                     (75,030)            (88,357)
         Inventories                                               1,791              28,077
         Accounts payable and accred liabilities                (110,696)            (14,557)
         Due to Shareholder                                      (13,000)                 --
         Cash overdraft                                           45,318                (507)
                                                               ---------           ---------

            NET CASH USED IN OPERATING ACTIVITIES               (272,798)           (151,128)
                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                            951              (2,300)
   Purchases of property and equipment                                                   (76)
                                                               ---------           ---------

            NET CASH USED IN INVESTING ACTIVITIES                    951              (2,376)
                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                             (460)               (496)
   Proceeds from sale of stock                                   275,000             154,000
                                                               ---------           ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES            274,540             153,504
                                                               ---------           ---------

            NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                  2,693                  --

CASH AND CASH EQUIVALENTS, Beginning of period                        --
                                                               ---------           ---------

CASH AND CASH EQUIVALENTS, End of period                       $   2,693           $      --
                                                               =========           =========


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 included in the Annual Reports filed on FORM 1O-KSB, which were filed in August 2001.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. As of December 31, 2000, the Company has tax net operating loss carryforwards (NOLs) of approximately $4,423,000, and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years and three months ended March 31, 2001, the company generated $1,329,286 in net sales. During this same period the company recorded net losses of $3,223,295. The Company generated $1,690,142 from financing activities during this period to help fund the shortfall in working capital.

LIQUDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001 the Company issued 1,852,273 shares of common stock for cash and. services. See Part II, Item 2, Changes in Securities for details. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during this period.

In June 2000 the Company arranged for $360,000 of financing through the private sales of restricted shares of its common stock to a small group of accredited investors. Between June 9, 2000 and January 8, 2001 the Company received $360,000 from the sale of 5,374,609 shares of common stock under these arrangements.

On February 16, 2001 the Company received a $1,000,000 Financial Commitment, from a new investment source. As of August 31, 2001 the Company received $410,000 for the sale of 3,196,391 shares of common stock under this commitment. (See Item 12 Certain Relationships and Related Transactions in the Company's annual report on FORM 10K-SB incorporated herein by reference)

As indicated above, the Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. To continue such sales of its common stock has recently become more costly to the Company because of the decline in the market price of the Company's common stock on the OTC/BB. The low bid price dropped from $.75 in the first quarter of 1999 to $.187 in October 1999. After being removed from the OTC/BB on January 20, 2000 because of Rule 6530 the shares have traded as low as $0.05 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise capital through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

In January 2000, pursuant to a SEC filing on FORM 10-SB in November 1999, the Company became subject to the periodic reporting rules of the 1934 Securities Exchange Act. As of August 31, 2001, the Company has not filed its quarterly reports as required by the 34 Act and the regulations of the SEC. Management of the Company expects all past due SEC reports to be filed before the end of September 2001. What actions, if any, the SEC may take as a result of the Company's non-compliance is unknown.

The following table summarizes the Company's operating results for the periods indicated:

                                                $ in Thousands
                                        Three Months Ended March 31,
                                        ----------------------------
                                         2001                 2000
                                        -----                -----
STATEMENT OF OPERATIONS DATA
Net Sales                               $ 201                $ 230
Gross Profit (Loss)                     $ 104                  128

Expenses
Salaries Wages & Benefits               $ 146                $ 163
Occupancy Costs                            31                   36
Travel                                     33                   31
Professional Fees                          16                   25
Marketing Expenses                         40                   25
Interest Expense                           10                   18
Total Expenses                          $ 276                $ 298
Net Income (Loss)                       $(172)               $(170)


FINANCIAL CONDITION

The Company's financial position deteriorated in 2000 and 1999 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital increased to $825,000 at the end of 2000. At the end of March 2001 negative working was reduced by $161,000 as a result of an increase of $76,000 in current assets and a $85,000 decrease in accounts and notes payable.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($178,375 at March 31, 2001 and $175,808 at December 31, 2000). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of March 31, 2001 is $5,064,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. The Company has funded its operating deficit through the sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts (including funds to pay its employees) before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company has improved its gross operating margin over the past two years by concentrating sales efforts on pallet-sized bulk shipments. This strategy reduced the need for one company-operated facility and has allowed for more economic lot purchasing and a significant reduction in freight costs. During this time the Company also improved cost controls over its operations. The results of these efforts are reflected in a gross profit margin which improved to over 50% in the first three months of 2001 compared with less than 40% in 1999.

Prior to 1999 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company increased its staff to 10 full time employees in 1999, the majority of which are involved with sales and marketing.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses of rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses required to support the increase staff.

During the first quarter of 2001 the Company concentrated on cutting expenses in areas that would not reduce the impact of its marketing efforts. The Company reduced employee costs by terminating under performing sales staff. Travel expenses were higher in 2001 because of increased attendance at trade shows. Professional fees were lower because of reduced legal fees in 2001. Marketing expenses were lower in 2001 as part of cost cutting efforts. Interest expenses were higher in 2000 because of interest on past due payroll taxes.

On August 28, 2001 the Company settled a legal action relating to the termination of its former president. Based on the obligations agreed to in the settlement, the Company will record a $135,000 charge in its fiscal quarter ended September 30, 2001. The settlement will require the Company to make cash payments of $90,000 between September 7, 2001 and February 28, 2002 and $25,000 between February 28, 2002 and February 28, 2006 and to issue 80,000 shares of common stock. (See Part II, Item 1, Legal Proceedings below)

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $5,064,000 at March 31, 2000. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

RECENT SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, goodwill and certain other intangible assets will no longer be amortized, but will now be tested for impairment at least annually, and expensed only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement is permitted for certain companies with a fiscal year beginning after March 15, 2001. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our annual report on FORM 10-KSB for the year ended December 31, 2000 (see Item 3, Legal Proceedings, incorporated herein by reference) the Company was involved in a legal action relating to the termination of its former president. On August 28, 2001 the Company and Mr. Cioffi settled the matter. Based on the obligations agreed to in the settlement, the Company will record a $135,000 charge in its fiscal quarter ended September 30, 2001.

ITEM 2. CHANGES IN SECURITIES

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the six month period ended June 30, 2001 the Company issued 3,196,639 restricted shares of common stock for cash of $410,597 and also issued 325,000 restricted shares of common stock for services, for which management placed a value of $45,250 for the services provided, all without registration in reliance upon section 4(2) of the Securities Act of 1933.

On March 30, 2001 the Company granted options to its executive officers and key employees to acquire 850,000 shares of common stock at an option price of $.08 per share, and also granted options to consultants to acquire 200,000 shares of common stock for which it recorded $15,987 in consulting fees.

ITEM 6. EXHIBITS

Item 3, Legal Proceedings, from the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Date: September 14, 2001

                                         Microbest, Inc.

                                         /s/ Michael J. Troup
                                         --------------------------------------
                                             Michael J. Troup
                                             Chief Executive Officer/Chairman