Form 10QSB
period 2001-06-30
MICROBEST INC
filed 2001-09-14
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

                           Commission File No. 0-28137

                                 MICROBEST, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

MINNESOTA                                                   41-186403
-------------------------------                             -------------------
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

Yes [ ] No [X]



There were 36,215,724 shares of the company's common stock outstanding on June 30, 2001.

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

        Settlement of the Cioffi matter

ITEM 2. CHANGES IN SECURITIES

        Issuance of common stock for cash and services and issuance of stock options

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 1 Amendments dated July 1, 2001 to four promissory notes in the total amount of $370,000

        Exhibit 2 Item 3, Legal Proceedings from the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000

                                 MICROBEST, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000




                                                                           (Unaudited)
                                                                               2001                 2000
                                                                           -----------           -----------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    15,764           $        --
   Accounts receivable, net of allowances of $5,400                             41,289                54,862
   Inventories, net                                                            102,530                69,059
                                                                           -----------           -----------

            TOTAL CURRENT ASSETS                                               159,583               123,921

PROPERTY AND EQUIPMENT, net                                                     37,312                43,312

OTHER ASSETS                                                                     5,430                 6,381
                                                                           -----------           -----------

            TOTAL                                                          $   202,325           $   173,614
                                                                           ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $   490,945           $   560,380
   Cash overdraft                                                                   --                 3,311
   Current portion of capital lease obligation                                   2,339                 2,339
   Due to shareholders                                                                                13,000
                                                                           -----------           -----------

            TOTAL CURRENT LIABILITIES                                          493,284               579,030
                                                                           -----------           -----------

LONG-TERM DEBT
   Capital lease obligation long-term portion                                    9,866                 9,866
   Note payable - shareholder                                                  170,000               170,000
   Convertible promissory notes                                                200,000               200,000
                                                                           -----------           -----------
            TOTAL LONG-TERM DEBT                                               379,866               379,866
                                                                           -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                  400                   400
   Common stock, 100,000,000 shares authorized, at stated value                 36,215                32,694
   Additional paid-in capital                                                4,541,595             4,073,282
   Deficit                                                                  (5,249,035)           (4,891,658)
                                                                           -----------           -----------

            STOCKHOLDERS' DEFICIT, NET                                        (670,825)             (785,282)
                                                                           -----------           -----------

            TOTAL                                                          $   202,325           $   173,614
                                                                           ===========           ===========


                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                 Three Months Ended                               Six Months Ended
                                          -----------------------------------           -----------------------------------
                                              2001                   2000                   2001                   2000
                                          ------------           ------------           ------------           ------------
SALES, net                                $    175,897           $    103,657           $    376,522           $    334,035

COST OF SALES                                   83,604                 49,492                180,410                151,515
                                          ------------           ------------           ------------           ------------

         GROSS PROFIT                           92,293                 54,165                196,112                182,520

ADMINISTRATIVE EXPENSES                        258,468                277,021                524,860                556,724
                                          ------------           ------------           ------------           ------------

         LOSS FROM OPERATIONS                 (166,175)              (222,856)              (328,748)              (374,204)
                                          ------------           ------------           ------------           ------------

INTEREST EXPENSE                               (18,575)               (16,379)               (28,629)               (34,782)
                                          ------------           ------------           ------------           ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                      (184,750)              (239,235)              (357,377)              (408,986)

PROVISION FOR INCOME TAXES                          --                     --                     --                     --
                                          ------------           ------------           ------------           ------------

         NET LOSS                         $   (184,750)          $   (239,235)          $   (357,377)          $   (408,986)
                                          ============           ============           ============           ============


LOSS PER COMMON SHARE:
   Basic and diluted                      $      (0.01)          $      (0.01)          $      (0.01)          $      (0.02)
                                          ============           ============           ============           ============
   Weighted average common
         shares outstanding                 35,380,917             18,472,790             34,485,306             17,352,110
                                          ============           ============           ============           ============


                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001





                                   Preferred Stock              Common Stock
                           ----------------------------  -----------------------------
                                          Stated Value                 Stated Value     Additional
                                             $.01                          $.001          Paid-in                      Stockholders'
                           # of Shares     per share      # of Shares    per share        Capital        Deficit       Deficit, Net
                           -----------    ------------   ------------  -------------    -----------    -----------     -----------
STOCKHOLDERS' DEFICIT,
 January 1, 2001                40,020    $       400     32,694,085    $    32,694    $ 4,073,282    $(4,891,658)    $  (785,282)

Issuance of common
 stock for cash                     --             --      3,196,639          3,196        407,401             --         410,597

Issuance of common
 stock for services                 --             --        325,000            325         44,925             --          45,250

Issuance of stock
 options to consultants             --             --             --             --         15,987             --          15,987

Net loss for the six
 months ended
 June 30, 2001                      --             --             --             --             --       (357,377)       (357,377)
                           -----------    -----------    -----------    -----------    -----------    -----------     -----------
STOCKHOLDERS' DEFICIT,
 June 30, 2001                  40,020    $       400     36,215,724    $    36,215    $ 4,541,595    $(5,249,035)    $  (670,825)
                           ===========    ===========    ===========    ===========    ===========    ===========     ===========


                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                  2001                2000
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(357,377)          $(408,986)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 6,000               6,000
      Interest expense, beneficial conversion feature                 --              11,633
      Common stock issued to employees                                --              72,316
      Common stock issued for services, net                       45,250             125,586
      Other non cash charges                                      16,977               5,990
      Changes in certain assets and liabilities:
         Accounts receivable                                      13,573             (21,987)
         Inventories                                             (33,471)             (1,605)
         Accounts payable and accred liabilities                 (69,435)             18,328
         Due to Shareholder                                      (13,000)
         Cash overdraft                                           (3,311)             (7,047)
                                                               ---------           ---------

            NET CASH USED IN OPERATING ACTIVITIES               (394,794)           (199,772)
                                                               ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                            951              (3,045)
   Purchases of property and equipment                                                   (76)
                                                               ---------           ---------

            NET CASH USED IN INVESTING ACTIVITIES                    951              (3,121)
                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                             (990)               (990)
   Proceeds from sale of stock                                   410,597             209,000
                                                               ---------           ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES            409,607             208,010
                                                               ---------           ---------
            NET INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                 15,764               5,117

CASH AND CASH EQUIVALENTS, Beginning of period                       --
                                                               ---------           ---------

CASH AND CASH EQUIVALENTS, End of period                       $  15,764           $   5,117
                                                               =========           =========


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000 included in the Annual Report filed on FORM 1O-KSB, which was filed in August 2001.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service industry. For the two years and six months ended June 30, 2001, the company generated $1,505,483 in net sales. During this same period the company recorded net losses of $3,355,620. The Company generated $1,825,199 from financing activities during this period to help fund the shortfall in working capital.

LIQUDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001 the Company issued 3,521,639 restricted shares of common stock for cash and services. See Part II, item 2, Changes in Securities for details. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during this period.

In June 2000 the Company arranged for $360,000 of financing through the private sales of restricted shares of its common stock to a small group of accredited investors. Between June 9, 2000 and January 8, 2001 the Company received $360,000 from the sale of 5,374,609 shares of common stock under these arrangements.

On February 16, 2001 the Company received a $1,000,000 financial commitment, from a new investment source. As of August 31, 2001 the Company received $410,000 from the sale of 3,196,391 shares of common stock under this commitment. (See Item 12 Certain Relationships and Related Transactions in the Company's annual report on FORM 10K-SB for the year ended December 31, 2000 incorporated herein by reference)

As indicated above, the Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. To continue such sales of its common stock has recently become more costly to the Company because of the decline in the market price of the Company's common stock on the OTC/BB. The low bid price dropped from $.75 in the first quarter of 1999 to $.187 in October 1999. After being removed from the OTC/BB on January 20, 2000 because of Rule 6530 the shares have traded as low as $0.05 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise capital through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

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

The following table summarizes the Company's operating results for the periods indicated:

                                                          $ in Thousands
                                              For the Periods Indicated as of June 30
                                      -----------------------------------------------------
                                         The Three Months                 The Six Months
                                      ---------------------           ---------------------
                                      2001            2000             2001           2000
                                      -----           -----           -----           -----
STATEMENT OF OPERATIONS DATA
Net Sales                             $ 176           $ 104           $ 377           $ 334
Gross Profit (Loss)                      92              54             196             182
Expenses
Salaries Wages & Benefits               149             186             296             350
Occupancy Costs                          30              30              62              66
Travel                                   18              12              51              43
Professional Fees                        32              45              48              69
Marketing Expenses                       29               4              67              29
Interest Expense                         19              16              29              34
Total Expenses                          277             293             553             591
Net Income (Loss)                     $(185)          $(239)          $(357)          $(409)

FINANCIAL CONDITION

The Company's financial position deteriorated in 2000 and 1999 as accounts payable and short term financing increased at a greater rate than the growth in accounts receivable and inventory. Accordingly, negative working capital had increased to $825,000 at the end of 2000. At the end of June 2001 negative working capital was reduced by $176,000 as a result of an increase of $38,000 in current assets and a $138,000 decrease in accounts and notes payable.

 The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($179,433 at June 30, 2001 and $175,808 at December 31, 2000).

The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of June 30, 2001 is $5,249,000 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. The Company has funded its operating deficit through the sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis, as cash becomes available. The danger is that the Company may run out of funds to continue sales and marketing efforts (including funds to pay its employees) before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company has improved its gross operating margin over the past two years by concentrating sales efforts on pallet-sized bulk shipments. This strategy reduced the need for one company-operated facility and has allowed for more economic lot purchasing and a significant reduction in freight costs. During this time the Company also improved the cost controls over its operations. The results of these efforts are reflected in a gross profit margin which improved to over 50% in the first six months of 2001 compared with less than 40% in 1999.

Prior to 1999 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company increased its staff to ten full time employees in 1999, the majority of which are involved with sales and marketing.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses of rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses required to support the increase staff.

During the six month period ended June 30, 2001 the Company concentrated on cutting expenses in areas that would not reduce the impact of its marketing efforts. The company reduced employee cost by terminating under performing sales staff. Travel expenses were higher in 2001 because of increased attendance at trade shows. Professional fees were lower because of reduced legal fees in 2001. Marketing expenses were higher in 2001 because of increased trade show expenses and higher outside salesmen's commissions. Interest expenses were higher in 2000 because of interest on past due payroll taxes.

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

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $5,249,000 at June 30, 2001. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our annual report on FORM 10-KSB for the year ended December 31, 2000 (see Item 3, Legal Proceedings, from the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000) the Company was involved in a legal action relating to the termination of its former president. On August 28, 2001 the Company and Mr. Cioffi settled the matter. Based on the obligations agreed to in the settlement, the Company will record a $135,000 charge in its fiscal quarter ended September 30, 2001.

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

ITEM 6. EXHIBITS

Exhibit 1 Four amendments dated July 1, 2001 to promissory notes in the total amount of $370,000.

Exhibit 2 Item 3, Legal Proceedings from the Company's Annual Report on FORM 10-KSB for the year ended December 31, 2000

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Date: September 14, 2001

                                        Microbest, Inc.

                                        /s/ Michael J. Troup
                                        ---------------------------------------
                                            Michael J. Troup
                                            Chief Executive Officer/Chairman