Form 10KSB/A
period 2000-12-31
MICROBEST INC
filed 2001-10-26
CIK 1098560

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

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

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $642,937.

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

CONCEPT

Microbest makes and markets its innovative, biologically based cleaning products, named BioCleansing(R) Systems, for the domestic institutional (including hospitality, health care, education and government markets) and industrial (including manufacturing, food processing, transportation, refining and waste treatment) cleaning products industry. The growing awareness of environmental pressures, manifested by tightening government restrictions and regulations such as the Presidential Executive order 13101 mandating the use of "environmentally preferable" products by all sectors of the government, has added additional focus on the features and benefits of Microbest's innovative products.

Initial development focused on grease trap remediation in restaurants. It was quickly found that the desired biological process resulting in the reduction of collected fats and greases by the digestive action of selected bacterial cultures was hampered by the daily usage and disposal of the restaurant's caustic floor and hard surface cleaning products. The benefit of creating alternative cleaning products that would support the biological process, not hinder it, drove further development. The Microbest BioCleansing Systems(R) emerged as powerful, high performance, cost effective, environmentally safe cleaning systems that outperform traditional floor and hard surface cleaners in food service, industrial, institutional, and commercial applications.

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

Microbest has successfully prioneered and demonstrated that its BioBased cleaning technology is the answer to raising the performance level expected of commercial cleaners.

This success is the result of diligent direct efforts at the customer and distributor levels by Microbest corporate sales staff and management. While the sales cycle has taken considerably longer than initially estimated to reach a significant level of market acceptance, distribution is now embracing the BioCleasing concepts and its incomparable results.

In the last six months, Microbest has secured prime vendor positions with the largest chain distributors in their classes, i.e.:

         o     Broadline Food Service Distributors: Sysco, PYA Monach/US Food
               Service
         o     Jan/San Distributors: AmSan, Waxie, Dade Paper
         o     Contract Cleaning Services: ServiceMaster, Morrison/Compass

These distribution opportunities include a mix of Microbest label, private label and co-label concepts and now expose the BioCleansing technology to tens of thousands of sales people in distribution operating companies throughout North America.

The Microbest challenge in the near term will be to support such large opportunities on multiple fronts.

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

BANKRUPTCY

In June, 2000 - Microbest, Inc., filed for bankruptcy protection under the provisions of Chapter 11 to protect the shareholders, vendors, employees and customers from two former insiders (Raymond A. Evans & Simon M. Mundlak, hereinafter SIMRAY) who made a hostile attempt to acquire the assets of the Company to satisfy a judgment they received as a result of a settlement negotiated in 1998.

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

Prior to the bankruptcy filing the Company was not in default on its financial obligations except for the $361,000 SIMRAY judgment and the delinquency in depositing payroll taxes with the Internal Revenue Service which was $124,212 at June 1, 2000. Upon filing the bankruptcy $103,483 in accounts payable and accrued expenses went into default.

Upon being released from the bankruptcy with the SIMRAY matter settled, the Company entered into an installment agreement with the IRS on July 24, 2001 to pay $5,000 monthly to settle its obligation for past due payroll taxes which were $184,433 at the time of the agreement.

As of September 30, 2001 there are $95,722 of accounts payable and accrued expenses that are significantly in arrears and they are substantially all with vendors who continue to do business with the Company, Management believes it will be able to satisfy these obligations without further impairment of its financial position.

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

PREFERRED STOCK

Microbest is authorized to issue 50,000,000 shares of preferred stock, $.01 stated value. As of December 31, 2000 there were 40,020 preferred shares issued and outstanding. The preferred stock is convertible into common stock at a ratio of 10 common shares for each preferred share, at a conversion price of $.10 per share paid in cash at the time of conversion. The conversion period expires April 17, 2002. Prior to conversion, each preferred share has 10 votes. The preferred stock is not registered with the Securities and Exchange Commission.

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

During the first quarter of 1999 the Company issued 161,275 shares of common stock to individual accredited investors for cash of $142,500 without registration pursuant to an exemption from registration under-rule 504.

During the second quarter of 1999 the Company issued 342,743 shares of common stock to individual accredited investors for cash of $189,026 without registration in reliance upon section 4(2) of the Securities Act of 1933.

During the second half of 1999 the Company issued 722,104 restricted shares of common stock to a corporation that is an accredited investor for cash of $200,000; issued 559,999 restricted shares of common stock to a partnership that is an accredited investor for cash of $150,000 and issued 368,421 restricted shares of common stock to a trust that is an accredited investor for cash of $50,000 all without registration in reliance upon section 4(2) of the Securities Act of 1933.

During 2000 the Company issued 368,421 restricted shares of common stock to an individual who is an accredited investor for cash of $50,000; issued 368,421 restricted shares of common stock to a partnership that is an accredited investor for cash of $50,000 and issued 5,383,357 restricted shares of common stock to three corporations that are accredited investors for cash of $358,403 all without registration in reliance upon section 4(2) of the Securities Act of 1933.

During the six month period ended June 30, 2001 the Company issued 3,196,639 restricted shares of common stock to a corporation that is an accredited investor for cash of $410,597 without registration in reliance upon section 4(2) of the Securities Act of 1933.

In March 1999 the Company issued 600,000 shares of common stock for litigation settlement for which it recorded $525,000 of litigation settlement expenses (See
Item 3. Legal Proceedings).*

During 1999 the Company issued 170,000 shares of common stock to employees. Management placed a value of $30,600 on these shares as employee compensation based on quoted market prices.*

During 1999 the Company also issued 145,200 shares of common stock to individuals for services and interest. Management placed a value of $29,820 on the services provided based on quoted market prices.*

During 2000 the Company issued 1,758,917 shares of common stock to employees. Management place a value of $72,316 on these shares as employee compensation based on quoted market prices.*

During 2000 the Company issued 2,484,219 shares of common stock to individuals for services. Management place a value of $214,586 on the services provided based on quoted market prices.*

In December 2000 the Company issued 7,220,000 shares of common stock to a shareholder of the Company in settlement of a $361,000 litigation liability (See Item 3. Legal Proceedings).*

During the six month period ended June 30, 2001 the Company also issued 275,000 shares of common stock to individuals for services. Management placed a value of $40,250 on the services provided based on quoted market prices.*

         * All issued as restricted shares without registration in reliance upon section 4(2) of the Securities Act of 1933.

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

OPERATING RESULTS

Net sales increased by $109,000 (29%) in 1999 primarily because of the addition of two new major distributors ($66,000) and one major new customer ($22,000) and increased by $157,000 (32%) in 2000 primarily because of the addition of a major new west coast distributor added in 2000, one new major customer added in 2000 and several major orders from one industrial customer.

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

Prior to 1999 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The Company had only two full time employees during most of 1997, this increased to six employees early in 1998 and to 10 full time employees in 1999. The majority of this staff is involved with sales and marketing. The increase in Salaries, Wages and Benefits in 1999 reflects increased commissions paid on higher sales, plus the salary for Mr. William Breslin who joined the Company as CFO on January 1, 1999. As economy measures in 2000 the Company closed a warehouse and distribution center and released under performing members of its sales staff.

The Company moved into expanded office facilities early in 1998, thereby increasing office occupancy expenses and related expenses of opening a new office and supporting the expanded sales and marketing staff. The increase in occupancy costs includes rent, local and long distance telephone, utilities, lease of computers and office equipment as well as added office supplies and expenses.

Occupancy costs were lower in 1999 as they did not have the one time costs of opening the new office. Occupancy costs were reduced in 2000 by conservation of office expenses and supplies and lower telephone costs because of fewer sales staff.

Travel expenses were higher in 1998 primarily because of two business trips Michael Troup made to Japan. Travel was curtailed in 1999 and 2000 as a cost cutting move.

Professional fees increased in 1999 because of audit and legal fees associated with initial SEC filings, ($25,000) legal fees associated with litigation and financial consulting services ($30,000). Professional fees increased further in 2000 because of protracted audit fees associated with several amendments to our SEC FORM 10SB, ongoing legal fees for litigation services and consulting fees for marketing ($30,000) and financial consulting services $(40,000).

Marketing expenses were unusually high in 1998 as the Company revised much of its hard copy advertising materials at a one time cost approximating $80,000. Discretionary marketing expenses have been curtailed during 1999 and 2000 as cost cutting moves. In 2000 the cost of samples used in marketing was reduced by $20,000.

Interest expense increased from $19,000 in 1998 to $69,000 in 1999 and $90,000 in 2000 primarily as a result of the increases in debt financing obligations (42,500 in 1999 and $13,000 in 2000) and for interest due on past due payroll taxes. ($7,500 in 1999 and $8,000 in 2000).

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

Management of the Company is confident this group will continue funding the company's operating plan until it is financially successful. On February 16, 2001 the Company received a $1,000,000 funding commitment from one of these investors which management believes will provide for the Company's financial needs well into the year 2002.

Microbest has successfully prioneered and demonstrated that its BioBased cleaning technology is the answer to raising the performance level expected of commercial cleaners.

This success is the result of diligent direct efforts at the customer and distributor levels by Microbest corporate sales staff and management. While the sales cycle has taken considerably longer than initially estimated to reach a significant level of market acceptance, distribution is now embracing the BioCleasing concepts and its incomparable results.

In the last six months, Microbest has secured prime vendor positions with the largest chain distributors in their classes, i.e.:

         o     Broadline Food Service Distributors: Sysco, PYA Monach/US Food
               Service
         o     Jan/San Distributors: AmSan, Waxie, Dade Paper
         o     Contract Cleaning Services: ServiceMaster, Morrison/Compass

These distribution opportunities include a mix of Microbest label, private label and co-label concepts and now expose the BioCleansing technology to tens of thousands of sales people in distribution operating companies throughout North America.

The Microbest challenge in the near term will be to support such large opportunities on multiple fronts.

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


                                            MICROBEST, INC.

October   , 2001                            By  /s/ Michael J. Troup
                                                ------------------------------
                                                 Michael J. Troup, President

In accordance with the Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael J. Troup
-----------------------------                        Chairman of the Board of Directors,
October   , 2001                                     Chief Executive Officer and President
Michael J. Troup

/s/ William J. Breslin
-----------------------------                        Chief Financial Officer, Principal
October   , 2001                                     Accounting Officer, Treasurer and Director
William J. Breslin

/s/ Carter Reames
-----------------------------                        Director
October   , 2001
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

                                 MICROBEST, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                          2000                 1999
                                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(1,123,654)         $(1,949,570)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                          19,190               17,217
      Interest expense, beneficial conversion feature                                       33,500               11,167
      Common stock issued to employees                                                      72,316               30,600
      Common stock issued for services                                                     214,586               17,800
      Common stock issued for litigation settlement                                             --              525,000
      Loss from litigation settlement                                                       36,347              361,000
      Other non-cash charges                                                                17,000               49,867
      Changes in certain assets and liabilities:
         Accounts receivable                                                               (26,264)              13,083
         Inventories                                                                         7,807              (34,409)
         Accounts payable and accrued liabilities                                           76,482              169,099
         Cash overdraft                                                                     (3,736)               7,047
                                                                                       -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                                     (676,426)            (782,099)
                                                                                       -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITY
   Change in other assets                                                                   (3,996)               2,490
   Purchases of property and equipment                                                          --              (12,125)
                                                                                       -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES                                                       (3,996)              (9,635)
                                                                                       -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                                                     (1,981)              (1,679)
   Repayment of note payable                                                                    --             (100,000)
   Capital contribution from shareholder                                                   200,000                   --
   Proceeds from the issuance of notes payable                                                  --              305,333
   Proceeds from sale of stock                                                             458,403              731,526
   Advances from (payments to) shareholders                                                 24,000             (200,000)
                                                                                       -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  680,422              735,180
                                                                                       -----------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       --              (56,554)

CASH AND CASH EQUIVALENTS, Beginning of year                                                    --               56,554
                                                                                       -----------          -----------
CASH AND CASH EQUIVALENTS, End of year                                                 $        --          $        --
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                               $        --          $        --
                                                                                       ===========          ===========
   Income taxes paid in cash                                                           $        --          $        --
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

               In November 2000, the Company and Simray reached an agreement to settle the litigation liability. In exchange for $200,000 cash, 50,000 shares of the Company's common stock, and options to purchase 250,000 shares of the Company's common stock at a 25% discount to the market price of the stock at the time of exercise, Simray would assign their position in the judgment to another party. A shareholder of the Company paid the $200,000 cash, another shareholder of the Company transferred 50,000 shares of his personally owned common stock on behalf of the Company, and the Company executed the stock option agreements pursuant to the above-described terms. A charge of $27,347 was recorded to account for the below fair market value option (see
               Note 8). As a result, the $361,000 judgment was assigned from Simray to the shareholder who paid the $200,000. A value of $9,000 was placed on the 50,000 transferred shares, and a liability was recorded for this amount. In December 2000, the Company settled the $361,000 liability with the shareholder by issuing 7,220,000 shares of common stock.

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

               In April 1997, the Company designated all 50,000,000 shares of the preferred stock as Class A Preferred Stock. The holders of Class A Preferred Stock have no voting rights and each Class A Preferred share is convertible into 10 common shares for a period of five years from the date of any issuance at a conversion price of $0.10 per common share paid in cash at the time of conversion.

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