Form 10QSB
period 2001-09-30
MICROBEST INC
filed 2001-11-14
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2001

                         Commission File No.1-000-281-37


                                 MICROBEST, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

MINNESOTA                                                  41- 1864003
-------------------------------                            ------------------
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

Yes [X]  No [ ]



There were 37,914,680 shares of the company's common stock outstanding on September 30, 2001

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Settlement of the Cioffi matter

ITEM 2. CHANGES IN SECURITIES

        Issuance of common stock for cash, for services and interest, to employees, for settlement of Litigation and for exercise of a stock option

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K

        No new exhibits; see prior filings for a listing of previously filed exhibits.

                                 MICROBEST, INC.
                                 BALANCE SHEETS
              SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000
================================================================================

                                                                        (Unaudited)
                                                                             2001               2000
                                                                         -----------         -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $        --         $        --
   Accounts receivable, net of allowances of $5,400                           92,264              54,862
   Inventories, net                                                           72,646              69,059
                                                                         -----------         -----------
            TOTAL CURRENT ASSETS                                             164,910             123,921

PROPERTY AND EQUIPMENT, net                                                   34,312              43,312

OTHER ASSETS                                                                   5,440               6,381
                                                                         -----------         -----------
            TOTAL                                                        $   204,662         $   173,614
                                                                         ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $   508,894         $   572,585
   Cash overdraft                                                             23,529               3,311
   Note payable - shareholders                                               270,000              13,000
   Convertible promissory note                                               100,000                  --
   Litigation settlement payable                                              78,422                  --
                                                                         -----------         -----------

            TOTAL CURRENT LIABILITIES                                        980,845             588,896
                                                                         -----------         -----------

LONG-TERM DEBT:
  Note payable - shareholder                                                      --             170,000
  Convertible promissory notes                                                    --             200,000
                                                                         -----------         -----------
            TOTAL LONG-TERM DEBT                                                  --             370,000
                                                                         -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                400                 400
   Common stock, 100,000,000 shares authorized, at stated value               37,914              32,694
   Additional paid-in capital                                              4,773,751           4,073,282
   Note receivable for stock option exercise                                 (22,500)                 --
   Deficit                                                                (5,565,748)         (4,891,658)
                                                                         -----------         -----------
            STOCKHOLDERS' DEFICIT, NET                                      (776,183)           (785,282)
                                                                         -----------         -----------
            TOTAL                                                        $   204,662         $   173,614
                                                                         ===========         ===========

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================



                                             Three Months Ended                         Nine Months Ended
                                      ---------------------------------         ---------------------------------
                                           2001               2000                2001                  2000
                                      ------------         ------------         ------------         ------------
SALES, net                            $    172,479         $    202,984         $    549,001         $    537,019

COST OF SALES                              110,629               94,778              291,039              246,293
                                      ------------         ------------         ------------         ------------

         GROSS PROFIT                       61,850              108,206              257,962              290,726

ADMINISTRATIVE EXPENSES                    254,642              315,556              779,502              872,280

LITIGATION SETTLEMENT EXPENSES             113,422                   --              113,422                   --
                                      ------------         ------------         ------------         ------------

         LOSS FROM OPERATIONS             (306,214)            (207,350)            (634,962)            (581,554)

INTEREST EXPENSE                           (10,500)             (30,065)             (39,128)             (64,847)
                                      ------------         ------------         ------------         ------------

LOSS BEFORE PROVISION FOR
         INCOME TAXES                     (316,714)            (237,415)            (674,090)            (646,401)

PROVISION FOR INCOME TAXES                      --                   --                   --                   --
                                      ------------         ------------         ------------         ------------

         NET LOSS                     $   (316,714)        $   (237,415)        $   (674,090)        $   (646,401)
                                      ============         ============         ============         ============


LOSS PER COMMON SHARE:
   Basic and diluted                  $      (0.01)        $      (0.01)        $      (0.02)        $      (0.03)
                                      ============         ============         ============         ============
   Weighted average common
         shares outstanding             37,065,078           21,660,298           35,342,650           18,718,740
                                      ============         ============         ============         ============


                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
================================================================================


                                Preferred Stock           Common Stock                       Note
                              --------------------  ------------------------               Receivable
                                         Stated                   Stated      Additional      for
                               # of     Value $.01               Value $.001    Paid-in   Stock Option                Stockholders'
                              Shares    Per Share   # of Shares   Per Share     Capital      Exercise     Deficit      Deficit, Net
                              -------  -----------  -----------  -----------  -----------  -----------   -----------  --------------
STOCKHOLDERS' DEFICIT,
 January 1, 2001               40,020  $       400   32,694,085  $    32,694  $ 4,073,282  $        --   $(4,891,658)  $  (785,282)

Issuance of common
 stock for cash                    --           --    4,400,595        4,400      554,825           --            --       559,225

Issuance of common
 stock to employees                --           --      225,000          225       41,775           --            --        42,000

Issuance of common
 stock for services and
 interest                          --           --      425,000          425       60,552           --            --        60,977

Issuance of common stock
 for litigation settlement         --           --       20,000           20        4,980           --            --         5,000

Issuance of stock options
 to consultants                    --           --           --           --       15,987           --            --        15,987

Exercise of common stock
option for note receivable         --           --      150,000          150       22,350      (22,500)           --            --

Net loss for the nine months
 ended September 30, 2001          --           --           --           --           --           --      (674,090)     (674,090)
                              -------  -----------  -----------  -----------  -----------  -----------   -----------   -----------
STOCKHOLDERS' DEFICIT,
 September 30, 2001            40,020  $       400   37,914,680  $    37,914  $ 4,773,751  $   (22,500)  $(5,565,748)  $  (776,183)
                              =======  ===========  ===========  ===========  ===========  ===========   ===========   ===========


                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
================================================================================



                                                               2001              2000
                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(674,090)        $(646,401)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                               9,000             9,000
      Interest expense, beneficial conversion feature               --            10,934
      Common stock issued to employees                          42,000            72,316
      Common stock issued for services, net                     60,977           135,586
      Common stock issued for litigation settlement              5,000                --
      Issuance of stock options to consultants                  15,987
      Other non cash charges (credit)                            1,881            (9,816)
      Changes in certain assets and liabilities:
         Accounts receivable                                   (37,402)          (25,970)
         Inventories                                            (3,586)           18,568
         Cash overdraft                                         20,218            (6,101)
         Accounts payable and accred liabilities               (63,691)          117,005
         Litigation settlement payable                          78,422                --
                                                             ---------         ---------
            NET CASH USED IN OPERATING ACTIVITIES             (545,284)         (324,879)
                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                         (941)           (3,045)
   Purchases of property and equipment                              --               (76)
                                                             ---------         ---------
            NET CASH USED IN INVESTING ACTIVITIES                 (941)           (3,121)
                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock                                 559,225           304,000
   Advances from (payments to) shareholders                    (13,000)           24,000
                                                             ---------         ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES          546,225           328,000
                                                             ---------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             --                --
CASH AND CASH EQUIVALENTS, Beginning of period                      --
                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, End of period                     $      --         $      --
                                                             =========         =========


NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year

NOTE 2.  GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since inception, and has not generated sufficient revenues from its operating activities to cover its expenses. The Company has been able to stay in operation during the past two years solely because of cash received from the sale of its common stock to investors (and primarily to one investor group), and by delaying the payment of its payables. For the three months ended September 30, 2001, the Company received cash from the sale of its stock totaling $148,628, while cash used in operating activities totaled $150,490. For the nine months ended September 30, 2001, the Company received cash from the sale of its stock totaling $559,225, while cash used in operating activities totaled $545,284. The Company has no cash reserves or existing credit facilities to provide liquidity. The Company has a funding commitment from the above mentioned investor group, but if the investor group were to cease its continual infusion of cash into the Company, the Company would deplete its supply of cash in a matter of days. These factors, among others, indicate that the Company may not be able to continue as a going concern.

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

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. As of September 30, 2001, the Company has tax net operating loss carryforwards (NOLs) of approximately $5,100,000, and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

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

BACKGROUND AND FINANCIAL HISTORY

Although Microbest Inc. has been in existence since 1993, the Company has not been able to develop its operating plan to the point where it can sustain profitable operations and has been unable to generate sufficient cash flow from operations throughout its history to fund operations. Accordingly, the Company has relied on investor financing during this period to fund the shortfall in working capital. See "Liquidity and Capital Resources" below.

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

LIQUDITY AND CAPITAL RESOURCES
 .
On February 16, 2001 the Company received a $1,000,000 financial commitment, from a new investment source. As of September 30, 2001 the Company received $478,775 from the sale of 4,086,705 shares of common stock under this commitment. (See Item 12 Certain Relationships and Related Transactions in the Company's annual report on FORM 10K-SB for the year ended December 31, 2000).

The Company has been able to stay in operation during the past two years solely because of cash received from the sale of its common stock to investors (and primarily to one investor group), and by delaying the payment of its payables. For the three months ended September 30, 2001, the Company received cash from the sale of its stock totaling $148,628, while cash used in operating activities totaled $150,490. For the nine months ended September 30, 2001, the Company received cash from the sale of its stock totaling $559,225, while cash used in operating activities totaled $545,284. The Company has no cash reserves or existing credit facilities to provide liquidity. The Company has a funding commitment from the above mentioned investor group, but if the investor group were to cease its continual infusion of cash into the Company, the Company would deplete its supply of cash in a matter of days. These factors, among others, indicate that the Company may not be able to continue as a going concern.

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S OPERATING RESULTS FOR THE PERIODS
INDICATED:


                                                                      $ in Thousands
                                                           For the Periods Indicated as of Sept.30
                                                      ----------------------------------------------------
                                                        the Three Months                the Six Months
                                                      --------------------           ---------------------
                                                      2001           2000            2001            2000
                                                      ----           -----           -----           -----
STATEMENT OF OPERATIONS DATA
Sales, net                                           $ 172           $ 203           $ 549           $ 537
Gross Profit                                            62             108             258             291
                                                      ----           -----           -----           -----
Administrative Expenses:
  Salaries Wages & Benefits                            142             158             436             508
  Occupancy Costs                                       27              41              99             107
  Travel                                                10              19              62              62
  Professional Fees                                     38              63              88             132
  Marketing Expenses                                    38              34              95              63
                                                      ----           -----           -----           -----
              Total Administrative Expenses            255             315             780             872
Interest Expense                                        11              30              39              65
Litigation settlement expe                             113              --             113              --
                                                      ----           -----           -----           -----
Total Expenses                                         379             345             932             937
                                                      ----           -----           -----           -----
Net Loss                                              (317)          $(237)          $(674)          $(646)
                                                      ----           -----           -----           -----

FINANCIAL CONDITION

The Company's negative working capital position deteriorated in the third quarter of 2001 as $370,000 of notes payable due in June 2002 converted to current obligations, offset in part by a $40,989 increase in current assets and $63,691 decrease in accounts payable and accruals. Current liabilities at September 30, 2001 reflect the $78,422 obligation under the August 28, 2001litigation settlement reached with a former executive. Accordingly, negative working capital at September 30, 2001 increased to $815,935 compared with $464,975 at the end of 2000. However, total liabilities, at the end of September 2001 were only $21,949 higher than at the end of 2000.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($174,433at September 30, 2001 and $175,808at December 31, 2000). The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of September 30, 2001 is $5,565,748 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. The Company's has funded its operating deficit through the sales of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis, as cash becomes available. The danger is that the Company may run out of funds to continue sales and marketing efforts (including funds to pay its employees) before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

Net sales for the nine months in 2001 were moderately higher than the year earlier primarily as a result of a $50,000 increase in distributor sales offset by a $30,000 reduction in sales of industrial products. For the third quarter, sales in 2001 were lower because of the reduction in industrial sales.

Gross profit margins were higher in 2000 than in 2001 primarily because of product mix (the industrial sales have a higher profit margin). The margins for the third quarter and nine months in 2001 also reflect a $8,000 charge for damaged inventory that had to be destroyed, therefore reducing margins.

During the nine month period ended September 30, 2001 the Company concentrated on cutting expenses in areas that would not reduce the impact of its marketing efforts.

The company reduced employee cost by terminating under performing sales staff.

Occupancy costs were lower in 2001 because of reductions in telephone costs and office supplies and expenses as economy measures.

Travel expenses were reduced in the third quarter 2001 as an economy measure.

Professional fees were lower in 2001 primarily because of reduced consulting fees

Marketing expenses were higher in 2001 because of increased trade show expenses and higher outside salesmen's commissions.

Interest expenses were higher in 2000 because of interest on past due payroll taxes.

On August 28, 2001 the Company settled a legal action relating to the termination of its former president. Based on the obligations agreed to in the settlement, the Company recorded a $113,000 charge in its fiscal quarter ended September 30, 2001. The settlement will require the Company to make cash payments of $90,000 between September 7, 2001 and February 28, 2002 and $25,000 between February 28, 2002 and February 28, 2006 and to issue 20,000 shares of common stock. (See Part II, Item 1, Legal Proceedings below)

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $5,565,748 at September 30, 2001. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving ongoing financing commitments in this regard. See "Liquidity and Capital Resources".

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

With the exception of the third quarter 2001, the Company has maintained sales growth, but at less than a desirable rate and plans to continue its aggressive market development plan. As indicated above the operations of the Company have been financed primarily with funds provided by a small group of Accredited Investors. Management of the Company is confident this investor group will continue funding the Company's operating plan until it is financially successful; however, no assurance can be given that they will continue to do so. On February 16, 2001 the Company received a $1,000,000 funding commitment from one of these investors which management believes will provide for the Company's financial needs will into the year 2002.

 .
RECENT SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES . All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

 In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSET s. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We are currently assessing the impact of adopting SFAS No. 142 and plan to complete this assessment as of December 31, 2001.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in our annual report on FORM 10-KSB for the year ended December 31, 2000 (see Item 3, Legal Proceedings-The Cioffi Matter,) the Company was involved in a legal action relating to the termination of its former president. On August 28, 2001 the Company and Mr. Cioffi settled the matter. Based on the obligations agreed to in the settlement the Company is required to make cash payments of $115,000 ($90,000 to be paid in four installments between September 7, 2001 and February 28, 2002 and $5,000 each year for five years on February 28) and to issue 20,000 shares of common stock on February

28, 2002. The Company recorded a litigation settlement charge of $113,422 to reflect its obligations under the settlement..

ITEM 2. CHANGES IN SECURITIES

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the nine month period ended September 30, 2001 the Company issued 4,400,595 restricted shares of common stock for cash of $559,225. Non-cash stock issuances included: 425,000 restricted shares of common stock for services and interest, 225,000 restricted shares of common stock to employees, and 20,000 restricted shares of common stock for litigation settlement, for which management placed an aggregate value of $107,977, based on the market price of the stock at the time of each transaction, all without registration in reliance upon section 4 (2) of the Securities Act of 1933. The Company has also issued 150,000 shares of stock to a director pursuant to an option exercise; the director executed a note to the Company for the exercise price.

On March 30, 2001 the Company granted options to its executive officers and key employees to acquire 850,000 shares of common stock at an option price of $.08 per share, and also granted options to consultants to acquire 200,000 shares of common stock for which it recorded $15,987 in consulting fees.

ITEM 6. EXHIBITS

         No new exhibits; see prior filings for a listing of previously filed exhibits.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Date: November 14, 2001



                                       Microbest, Inc.
                                       /s/
                                       -----------------------------------------