Form 10KSB
period 2001-12-31
MICROBEST INC
filed 2002-04-12
CIK 1098560

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2001 were $617,538.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity were sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On December 31, 2001 the aggregate market value of all common equity held by non-affiliates was $3,654,723.

As of March 31, 2002, there were 40,380,547 shares of common stock issued and outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001


                               TABLE OF CONTENTS


PART I                                                                                                         PAGE

         Item 1.  Description of Business                                                                       3
         Item 2.  Description of Property                                                                       7
         Item 3.  Legal Proceedings                                                                             8
         Item 4.  Submission of Matters to a Vote of Security Holders                                           8

PART II

         Item 5.  Market for Common Equity and Related Shareholder Matters                                      8
         Item 6.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        10
         Item 7.  Financial Statements                                                                         15
         Item 8.  Changes In and Disagreements with Accountants on accounting and
                  financial disclosure                                                                         15

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                  with Section 16 (a) of the Exchange Act                                                      16
         Item 10. Executive Compensation                                                                       16
         Item 11. Security Ownership of Certain Beneficial Owners and Management                               18
         Item 12  Certain Relationships and Related Transactions                                               19
         Item 13. Exhibits and Reports on Form 8-K                                                             19

SIGNATURES                                                                                                     20

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

BIOCLEANSING SYSTEMS(R)BY MICROBEST(R), INC.

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

Listed below are the relative contributions to sales for each of the products for the two years 2001 and 2000:

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

The Microbest BioCleansing Systems(R) assist in bringing users of the Systems into compliance with hazardous materials regulations and environmental laws.

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

Microbest has relationships with three major vendors with which it has non-compete/non-disclosure agreements and that it considers significant to the production of its products. One of these blends the Company's cleaning solutions, at its plant in Dallas, TX, in accordance with formuli provided by the Company, another produces the Company's microbial products at its ISO 9000 facility in Houston, TX from formulae provided by the Company and a third packages the Company's products in pouches at its plant in Atlanta, GA. While each of these vendors is material to the production of the Company's product, management of the Company is familiar with other vendors which are capable of providing the same service without any serious disruption of production and does not consider any of these to be strategic relationships. The Company has not experienced any significant delays from any of these vendors since it has been doing business with them.

EMPLOYEES

As of December 31, 2001, the company employed 3 full time employees and 2 part time employees. The Company believes it has satisfactory relations with its employees.

BANKRUPTCY

On June 1, 2000 Microbest, Inc., filed for bankruptcy protection under the provisions of Chapter 11 to protect the shareholders, vendors, employees and customers from two former insiders (Raymond A. Evans & Simon M. Mundlak, hereinafter SIMRAY) who made a hostile attempt to acquire the assets of the Company to satisfy a judgment they received as a result of a settlement negotiated in 1998. In August 2000, the Company reached a new settlement with SIMRAY. After executing this settlement agreement the Company applied for and was granted dismissal from the Bankruptcy on October 27, 2000. (See Item 3, Legal Proceedings)

ITEM 2.  DESCRIPTION OF PROPERTY

All of the operations of the Company are conducted from premises leased from unaffiliated landlords.

Pursuant to a lease agreement with Triad Properties, the company leases approximately 3,000 square feet of usable space located at 751 Park of Commerce Drive, Suite 122, Boca Raton, Florida as its principal executive offices, as well as marketing, administration and product development facilities. The lease runs through March 2003, with annual rental of approximately $33,000. This is a modern CBS and Steel, class B building in a major Boca Raton office park, with 2500 square feet of office space and a 500 square foot warehouse.

The company considers its current leased facility adequate for its operations. In the event its lease was terminated or not renewed, management believes adequate alternative space is readily available under comparable terms and conditions.

ITEM 3.  LEGAL PROCEEDINGS

As previously reported in our annual report on FORM 10-KSB for the year ended December 31, 2000 (see Item 3, Legal Proceedings-The Cioffi Matter) the Company was involved in a legal action relating to the termination of its former president. On August 28, 2001 the Company and Mr. Cioffi settled the matter. Based on the obligations agreed to in the settlement, the Company was required to make cash payments of $115,000 ($90,000 was paid in four installments between September 7, 2001 and February 28, 2002 and $5,000 is to be paid each April 28 from 2002 through 2006) and to issue 20,000 shares of common stock. The Company recorded a litigation settlement charge of $113,422 to reflect its obligations under the settlement.

In November 2000, the Company reached a final agreement to settle protracted litigation with two former shareholders, Raymond Evans and Simon Mundlak (hereinafter SIMRAY)who were also creditors. In exchange for $200,000 cash, 50,000 free trading shares of the Company's common stock and a two year option to purchase 250,000 shares of the Company's common stock at a 25% discount, SIMRAY agreed to assign their judgment against the Company to shareholders of the Company. One shareholder paid the $200,000 cash, another contributed the 50,000 shares and the Company executed the stock option agreements pursuant to the above described terms. As a result, the judgment was assigned from SIMRAY to the shareholder who paid the $200,000. In December 2000, the Company settled the judgment liability with the shareholder by issuing 7,220,000 shares of common stock.

The Company has $220,004 in trade account payable as of December 31, 2001, of which $150,740 is over ninety days past due, and $94,981 of which is over one year old. Eight vendors have instituted collection proceedings against the Company relative to these past due obligations. One claimant was granted a default judgment in the amount of $11,436 and another vendor is threatening a suit for $10,714. Management is handling each claim separately and to date has generally been successful in working out amicable settlements. The majority of the Company's creditors have been gracious in working with management to resolve this problem.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


                                    PART II


ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

Microbest is authorized to issue 100,000,000 shares of common stock, $.001 stated value. As of December 31, 2001 there were 39,553,276 shares issued and outstanding, all of which are validly issued, fully paid and non-assessable. The Company has not declared nor paid any dividends since its inception, and it is not likely that any dividends will be declared at any time in the near future. Any dividends will be subject to the discretion of the company's Board of Directors, which has no plans at this time to declare or pay any dividends, and will depend upon, among other things, the operating and financial condition of the company, its capital requirements and general business conditions. The Company currently intends to utilize any positive cash flow it may achieve for the development of its business and ongoing working capital needs.

All common shares have one vote per share on all matters to be voted upon by the shareholders. Cumulative voting in the election of directors is not allowed and a quorum for shareholder meetings result when a majority of issued and outstanding shares are present in person or by proxy.

On March 25, 1999, the Company's Board of Directors approved the creation of a qualified incentive stock option plan and reserved 1,000,000 shares of common stock for options to be granted under the plan. On October 30, 2001 the Company's Board of Directors reserved an additional 1,000,000 shares of common stock for options to be granted under the plan. To conform to the Internal Revenue Code as a tax qualified ISO plan, the Plan must be approved by a majority of the Company's shareholders

During 2000 the Company issued 250,000 options in connection with the litigation settlement described in Item 3 above, at an exercise price equal to a 25% discount to the market price on the date of exercise. During 2000 the Company also issued 150,000 stock options for services by a director of the Company at an exercise price of $.15.

On March 30, 2001 the Company issued 850,000 options to officers, directors and employees of the Company, and issued 200,000 options to non- employee consultants all at an exercise price of $.09

Because the shareholders did not approve the Plan, the options granted are deemed to be non-qualified.

All the issued options vest immediately.

PREFERRED STOCK

Microbest is authorized to issue 50,000,000 shares of preferred stock, $.01 stated value. As of December 31, 2000 there were 40,020 preferred shares issued and outstanding. The preferred stock is convertible into common stock for a period of five years from the date of issue at a ratio of 10 common shares for each preferred share, upon the payment of a conversion price of $.10 per each common share received. The conversion period for the 40,020 issued preferred shares expires April 17, 2002. Prior to conversion, each preferred share has 10 votes. The preferred stock is not registered with the Securities and Exchange Commission.

CONVERTIBLE DEBT AND PROMISSORY NOTE

On September 1, 1999, the Company issued $200,000 of unsecured, 8 3/4% Convertible Promissory Notes, with a two years maturity. After 15 months the principal and interest are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price 20% below the market price. On July 1, 2001 the note holders agreed to extend the due date to June 30, 2002. One $100,000 note holder waived his conversion rights in exchange for monthly cash interest payments on his note. The other two holders received an additional 5% on their conversion discount for extending the due date.

Also on September 1, 1999, the Company issued a one year $150,000 unsecured promissory note, with interest at 12 1/2% due at maturity. On July 1, 2001 the due date was extended to June 30, 2002. The note was increased to $170,000 on October 15, 2000 for an additional $20,000 cash advance made to the Company.

MARKET PRICE OF COMMON STOCK

The Company's common stock traded on the NASD OTC Bulletin Board from April 1998 through January 19, 2000. It was removed from the Bulletin Board on January 20, 2000 because of Rule 6530 and has since then to the present been traded on The National Quotation Bureau's Electronic Quote System, "The Pink Sheets" in both cases under the symbol MBST. The following table sets forth the range of high and low bid quotations for the periods indicated as reported by National Quotation Bureau, Inc. Such quotations reflect prices between dealers, without retail mark-up, markdown or commission and may not represent actual transactions.


                                                           HIGH BID         LOW BID
                                                           --------         -------
January 1, 2000 through March 31, 2000 .........            $0.55            $0.11
April 1, 2000 through June 30, 2000 ............            $0.38            $0.04
July 1, 2000 through September 30, 2000 ........            $0.28            $0.04
October 1, 2000 through December 31,2000 .......            $0.35            $0.05
January 1, 2001 through March 31, 2001 .........            $0.44            $0.08
April 1, 2001 through June 30, 2001 ............            $0.24            $0.08
July 1, 2001 through September 30, 2001 ........            $0.24            $0.13
October 1, 2001 through December 31, 2001 ......            $0.19            $0.05

RECENT SALES OF UNREGISTERED SECURITIES

The following provides information concerning all sales of securities that the Company sold within the two year period ended December 31, 2001 relying on exemptions from registration under section 4 (2) the Securities Act of 1933:

During 2000 the Company issued 6,120,199 shares of common stock for cash of $458,403.

During 2000 the Company issued 1,758,917 shares of common stock to employees. Management placed a value of $72,316 on these shares as employee compensation.

During 2000 the Company issued 2,484,219 shares of common stock for services. Management placed a value of $214,586 on the services provided.

In December 2000 the Company issued 7,220,000 shares of common stock to a shareholder of the Company in settlement of a $361,000 litigation liability (See Item 3. Legal Proceedings).

During 2001 the Company issued 4,987,191 restricted shares of common stock for cash of $609,225.

During 2001 the Company issued 1,725,000 shares of common stock to employees. Management placed a value of $192,000 on these shares as employee compensation.

During 2001 the Company also issued 827,000 shares of common stock for services and interest. Management placed a value of $89,177 on the services provided.

On August 24, 2001 the Company issued 150,000 shares of common stock upon exercise of a stock option at the exercise price of $22,500.

On August 26, 2001 the Company issued 20,000 shares of common stock for a $5,000 litigation settlement.

During 2001 the Company cancelled 850,000 shares of common stock for a value of $51,000 that were previously issued as part of a consulting agreement with a third party, upon cancellation of such agreement.

As of December 31, 2001 there were approximately 920 holders of record of the Company's common stock.

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

BACKGROUND AND FINANCIAL HISTORY

Although Microbest Inc. has been in existence since 1993, the Company has not been able to develop its operating plan to the point where it can sustain profitable operations. The Company has been involved essentially in product development and market testing and development since it was founded. In 1997 the Company began concentrating its marketing efforts in the food service industry and has been successful in developing a modest presence for its products in that market. For the past two years the Company has expanded its marketing efforts to include the Janitorial and Sanitary (Jan/San) Distributor market.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service and Jan/San industries. For the two years ended December 31, 2001, the company generated $1,260,475 in net sales. During this same two years the company recorded net losses of $2,070,530. The Company generated $1,274,308 from financing activities during this period to help fund the shortfall in working capital.

LIQUITY AND CAPITAL RESOURCES

For the two years ended December 31, 2001 the Company issued 24,442,526 shares of common stock for cash, to employees, for services and for litigation settlements as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the past two years.

On September 1, 1999, the Company issued $200,000 of unsecured, 8 3/4% Convertible Promissory Notes, with a two years maturity. After 15 months the principal and interest are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price 20% below the market price. On July 1, 2001 the note holders agreed to extend the due date to June 30, 2002. One holder of a $100,000 note waived his conversion rights in exchange for monthly cash interest payments on his note. The other two holders received an additional 5% on their conversion discount for extending the due date. These notes are currently due on June 30, 2002, and the Company presently expects that sufficient cash will not be generated from operations to repay them on that date. The Company does not know if the note holders will extend the due date again, and the Company has not identified a new source of financing if the note holders do not extend. If the notes go into default on June 30, 2002, the Company's ability to continue may be in jeopardy.

Also on September 1, 1999, the Company issued a one year $150,000 unsecured promissory note, with interest at 12 1/2% due at maturity. On July 1, 2001 the due date was extended to June 30, 2002. The note was increased to $170,000 on October 15, 2000 for an additional $20,000 cash advance made to the Company. This note is currently due on June 30, 2002 and the Company presently expects that sufficient cash will not be generated from operations to repay the note on that date. The Company does not know if the note holder will extend the due date again and the Company has not identified a new source of financing if the note holder does not extend. If the note goes into default on June 30, 2002, the Company's ability to continue may be in jeopardy.

On February 16, 2001 the Company received a one-year $1,000,000 Financial Commitment, from Forward Looking Technologies Inc., (FLT), a venture capital group specializing in funding emerging growth technology companies, with an emphasis on solutions to pressing environmental issues. During the one year term of the commitment the Company received $698,775 for which it issued 5,541,443 restricted shares of common stock without registration in reliance upon section 4 (2) of the Securities Act of 1933. The stock was issued at a 25% discount to the market, in accordance with the terms of the commitment. The commitment expired on February 28, 2002. On March 1, 2002 FLT extended its Financial Commitment under the same terms and conditions for one more year for the balance of the $1,000,000. For a short time after the disasters of September 11th FLT had some liquidity restrictions and was not able to meet the Company's take down request on a timely basis. This situation is now corrected. (See Item 12 Certain Relationships and Related Transactions)

The Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. These sales of stock are costly to the Company because of the decline in the market price of the Company's common stock over the past few years. The low bid price dropped to a low of $.05 after being removed from the OTC/BB on January 20, 2000 because of Rule 6530.For the past two years the shares have traded as low as $0.04 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise additional capital in the future through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

As previously reported in our annual report on FORM 10-KSB for the year ended December 31, 2000 (see Item 3, Legal Proceedings-The Cioffi Matter,) the Company was involved in a legal action relating to the termination of its former president. On August 28, 2001 the Company and Mr. Cioffi settled the matter. Based on the obligations agreed to in the settlement the Company was required to make cash payments of $115,000 ($90,000 was paid in four installments between September 7, 2001 and February 28, 2002 and $5,000 is to be paid each April from 2002 through 2006) and to issue 20,000 shares of common stock. The Company recorded a litigation settlement charge of $113,422 to reflect its obligations under the settlement.

In November 2000, the Company reached a final agreement to settle protracted litigation with two former shareholders, Raymond Evans and Simon Mundlak (hereinafter SIMRAY)who were also creditors. In exchange for $200,000 cash, 50,000 free trading shares of the Company's common stock and a two year option to purchase 250,000 shares of the Company's common stock at a 25% discount, SIMRAY agreed to assign their judgment against the Company to shareholders of the Company. One shareholder paid the $200,000 cash, another contributed the 50,000 shares and the Company executed the stock option agreements pursuant to the above-described terms. As a result, the judgment was assigned from SIMRAY to the shareholder who paid the $200,000. In December 2000, the Company settled the judgment liability with the shareholder by issuing 7,220,000 shares of common stock.

After executing the above-described settlement, in October 2000 the Company applied for and was granted dismissal from the Bankruptcy.

Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its already incurred accounts payable and other liabilities. Obligations are being met on a week-to-week basis as cash becomes available. There can be no assurance given that the Company's present flow of cash, both from operations and the FLT financial commitment, will be sufficient to meet current and future obligations. The Company continues to require additional investment capital to fund operations and development. As such, these factors, as well as other factors discussed in "financial condition" below, raise substantial doubt about the Company's ability to continue as a going concern.

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S CONDENSED FINANCIAL POSITION AND CONDENSED OPERATING RESULTS FOR THE PERIODS INDICATED:


                                                                                      $ IN THOUSANDS
                                                                                     YEARS ENDED DEC. 31
                                                                          -----------------------------------------
                                                                          2001              2000              1999
                                                                          -----             -----             -----
                       BALANCE SHEET DATA
Current Assets ...............................................            $  59             $ 124             $ 113
Current Liabilities ..........................................            $(940)            $(579)            $(845)
                                                                          -----             -----             -----
Working Capital (Deficit) ....................................            $(881)            $(455)            $(732)
Total Asset ..................................................            $  90             $ 174             $ 178
Total Liabilities ............................................            $(962)            $(959)           $(1173)
                                                                          -----             -----             -----
 Stockholders Equity (Deficit) ...............................            $(872)            $(785)            $(995)
                                                                          -----             -----             -----

                  STATEMENT OF OPERATIONS DATA
Net Sales ....................................................            $ 618             $ 643             $ 486
Gross Profit (Loss) ..........................................            $ 239             $ 332             $ 222
Expenses
Salaries Wages & Benefits ....................................            $ 611             $ 615             $ 700
Occupancy and administration  Costs ..........................            $ 135             $ 170             $ 189
Travel .......................................................            $  67             $  66             $  96
Professional Fees ............................................            $ 108             $ 216             $ 138
Marketing Expenses ...........................................            $ 136             $  62             $  94
Interest Expense .............................................            $  67             $  90             $  69
Litigation Settlement ........................................            $ 113             $ 236             $ 886
                                                                          -----             -----             -----
Total Expenses ...............................................            $1237             $1455             $2172
Other Income .................................................            $  51                --                --
                                                                          -----             -----             -----
Net Income (Loss) ............................................            $(947)           $(1123)           $(1950)
                                                                          -----             -----             -----

FINANCIAL CONDITION

The Company's working capital deficit increased by $425,761 in 2001primarily because $370,000 in notes payable became current and because receivables and inventories were at their lowest level in three years because of reduced sales activity and lack of funds to replenish inventories. Other current liabilities in 2001 were $9,429 less than in 2000 but the aging of these liabilities are much older. Negative working capital at the end of 2000 was $455,109 compared with $844,926 at the end of 1999 mainly as a result of settling the $361,000 SIMRAY obligation for stock in 2000 (See above, Item 3. Legal Proceedings and
Note 5 Litigation Settlement).

The Company has $220,004 in trade accounts payable as of December 31, 2001, of which $150,740 is over ninety days past due, and $94,981 of which is over one year old. Eight vendors have instituted collection proceedings against the Company relative to these past due obligations. One claimant was granted a default judgment in the amount of $11,436 and another vendor is threatening a suit for $10,714. Management is handling each claim separately and to date has been generally successful in working out amicable settlements. The majority of the Company's creditors have been gracious in working with management to resolve this problem.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($164,390 and $175,808 at December 31, 2001 and 2000 respectively). As a result of cash flow problems, the Company is delinquent on four of its monthly payments as of March 25, 2002 and is currently working with the IRS on an Offer In Compromise for a more equitable settlement of this issue. The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit at the end of fiscal year 2001 is $5,838,534 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $4,966,765 in the Company's capital accounts reflecting the equity it has been able to record through issuances of its common and preferred stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company's sales for the year 2001 were $618,000, a decrease of $25,000 from the prior year and the first year in the Company's history that sales decreased. Previously the Company has had modest sales increases each year since it was founded. Sales for the first nine months of 2001 were modestly ahead of 2000 but sales in the fourth quarter of 2001 were $35,000 less than the fourth quarter 2000. Management believes this reduction is temporary and is primarily a reaction by customers to the disaster of September 11th and the resultant slow down in the economy. Sales for the first quarter in 2002 are closer to the same level as the prior year.

The increase of $157,000 in net sales in 2000 as compared to 1999 is primarily the result of initial sales to school systems throughout the State of Florida, expansion of sales by a west-coast distributor who began selling for the company at the end of 1999 and several major orders from one industrial customer.

Gross profit margins decreased in the last quarter of and for the year 2001 because of a non-recurring $49,500 adjustment for contaminated inventory that had to be destroyed. Additionally, because of cash flow constraints late in 2001, the Company had to make shorter than normal production runs at higher costs which could not be passed on.

Prior to 1999 the Company increased its operating expenses significantly to support the marketing expansion plan initiated during 1997. The majority of the increase involved sales and marketing efforts, including staff and peaked in 1999. As economy measures in 2000 the Company closed a warehouse and distribution center and released under performing members of its sales staff generating an approximate 10% decrease in Salaries, Wages & Benefits for 2000 and 2001.

Occupancy and administrative costs were reduced $19,000 in 2000 and an additional $35,000 in 2001as economy measures by cutting back on long distance telephone, office supplies and other office expenses.

Travel was curtailed in 2001 and 2000 as a cost cutting move.

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

Professional fees returned to more normal levels in 2001 for auditing and consulting work but still reflect high legal fees associated with the settlement of the Cioffi matter (See Item 3 Legal Proceedings above).

Marketing expenses were higher in 2001 reflecting mainly payments to outside sales consultants working with large potential new customers. Discretionary marketing expenses were curtailed during 2000 as cost cutting moves.

Interest expense increased from $69,000 in 1999 to $90,000 in 2000 primarily as a result of the increases in debt financing obligations and for interest due on past due payroll taxes. The reduction in 2001 interest expense reflects the reduction in interest on the past due payroll taxes.

The Company recorded $236,000 in 2000 and $886,000 in 1999 of litigation settlement expenses in connection with the settlement of the SIMRAY matter. The Company recorded $113,000 in 2001 of litigation settlement expenses in connection with the settlement of the Cioffi matter. (See description above under Liquidity and Capital Resources, Item 3. Legal Proceedings and Note 5 Litigation Settlement)

The Company recorded $51,000 of other income in 2001 for the cancellation of common stock previously issued for consulting services.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $5,838,534 at December 31, 2001. Management recognizes that the company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

The realization of assets and the satisfaction of liabilities in the normal course of business is dependent upon the company obtaining additional equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company's financial condition will be materially affected.

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

As described above the Company's expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year prior to 2001 when sales growth was interrupted. The Company believes sales growth will continue and plans to continue its aggressive market development plan. As indicated above, the operations of the Company have been financed primarily with funds provided by a small group of accredited investors. Management of the Company believes this group will continue funding the company's operating plan until it is financially successful. On March 1, 2002 the Company received a one year extension of the February 16, 2001$1,000,000 funding commitment it received from one of these investors which management believes will provide for the Company's financial needs through the first half of 2002.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial schedules.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS. ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The directors and executive officers of the company are:


NAME                         Age           POSITION
----                         ---           --------

Michael J. Troup              59           Chairman of the Board and Chief Executive officer
William J. Breslin            64           Director and Secretary, Treasurer and Chief Financial
                                           Officer

Carter Reames                 64           Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and the rules there-under require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to it officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid to the Company's Chief Executive Officer, the Company's Chief Financial Officer and all executives with total annual compensation exceeding $100,000 for the last three completed fiscal years.

                                                         ANNUAL COMPENSATION
                                                         ---------------------        OTHER
NAME AND PRINCIPAL POSITION                YEAR          SALARY          BONUS     COMPENSATION
---------------------------                ----          ------          -----     ------------

Michael J. Troup, C.E.O ................   2001        $140,000(1)    $35,000(6)    $10,080(2)
                                           2000        $140,000       $18,000(5)    $16,480(3)
                                           1999        $140,000       None          $16,480(3)

William J. Breslin(3) ..................   2001        $ 78,000(1)    $15,000(6)    None
                                           2000        $ 78,000       $16,000(5)    None
                                           1999        $ 78,000       None          None

Gary Garavaglia(4) .....................   2001        $120,000(1)                  None
                                           2000        $120,000       $ 7,250(5)    None
                                           1999        $ 70,000       $ 4,500       None

1. In the last quarter of 2001 the Company had severe cash restrictions and prevailed on its three top executives to accept shares of common stock in lieu of cash compensation. Accordingly the Company issued the following shares:

                  Mr. Troup 470,000 shares valued at $47,000
                  Mr. Breslin 200,000 shares valued at $20,000
                  Mr. Garavaglia 330,000 shares valued at $33,000

2. Includes $3,600 in lease payments on a vehicle the Company provides Mr. Troup and $6,400 in health insurance premiums the Company provides for Mr. Troup.

3. Includes $6,500 in lease payments on a vehicle the Company provides to Mr. Troup, $6,480 in health insurance premiums the Company pays for his benefit and $3,500 in health club dues the Company pays for his benefit.

4. Mr. Garavaglia joined the Company on July 2, 1999 as Vice President for Marketing at an annual salary of $120,000. He received a signing bonus of 25,000 shares of common valued at $4,500

5. On June 30, 2000 the Board of Directors granted stock bonuses to Messrs Troup, Breslin and Garavaglia as follows:

                  Mr. Troup 450,000 shares valued at $18,000
                  Mr. Breslin 350,000 shares valued at $14,000
                  Mr. Garavaglia 150,000 shares valued at $ 7,250

         Also Includes $2,000 paid to Mr. Breslin as a cash bonus.

6. On October 1, 2001 the Company issued 360,000 shares to Mr. Troup and 140,000 shares to Mr. Breslin because of their personal liability exposure to the Company's delinquent payroll taxes. In exchange for the issuance of the shares, which are to be retained and controlled by the Company, the officers agree to use proceeds from sales of the Company's common stock they own personally to settle the obligation with the Internal Revenue Service. Any shares not used to accomplish the settlement will be returned to the Company.

OPTION GRANTS

The following table contains information concerning common stock option grants to each of the Named Executive Officers for the calendar year ended December 31, 2001. No options were granted to these individuals in any prior year.

                                                       Individual Grants
                                              -----------------------------------
                                               No. of        % of Total Options       Exercise
                             Year of           Shares        Granted to Employees       Price       Expiration
Name                          Grant           Granted        in the Calendar Year     Per Share        Date
----                         -------          -------        --------------------     ---------     ----------

Michael J. Troup              2001            250,000               35.71               $0.09         2008
William J. Breslin            2001            200,000               28.57               $0.09         2008
Gary Garavaglia               2001            100,000               14.29               $0.09         2008

The options vest immediately and are exercisable in whole or part at any time until expiration. The options expire immediately upon termination of employment.

No options were exercised during the year.

COMPENSATION OF DIRECTORS

On June 11, 2001 the Board of Directors formalized a compensation plan for its outside Directors. Beginning the second quarter of 2001 each outside director will receive $2,500 quarterly cash compensation and an annual stock option for 150,000 shares of common stock. Prior to this no formal compensation plan for Directors, however, in June 2000 the Board of Directors granted 200,000 shares of common stock to each of its Directors, including its officers who are Directors. This action was taken to acknowledge their past service to the Company and their ongoing commitment to continue as Directors during the period the Company was in bankruptcy. The shares granted to Messrs. Troup and Breslin are reflected in Item 10 above as part of their bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2001 the beneficial ownership of the Company's 39,553,276 outstanding shares of common stock and 40,020 outstanding shares of preferred stock by any persons who own of record or are known to own, beneficially, more than 5% of the Company's common or preferred stock and each director and executive officer of the Company and all directors and officers as a group.

                                          NAME AND ADDRESS             AMOUNT AND NATURE               PERCENT
TITLE OF CLASS                          OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP            OF CLASS
--------------                          -------------------           --------------------            --------

Officers and Directors
  Common Stock                        Michael J. Troup,                    3,300,051(1)                  8.2%
  Preferred Stock                     Michael J. Troup                        36,200                    90.4%
                                      1117 Island Dr.
                                      Delray Beach, FL 33483
  Common Stock                        William J. Breslin,                  1,113,394(2)                  2.8%
                                      1764 N. W. 88th Way
                                      Coral Springs, FL 33071
  Common Stock                        Carter Reames                          833,500                     2.1%
                                      6440 Tanacrest Ct. N.W.
                                      Atlanta, GA 30328
  Common Stock                        All officers and directors           5,246,945                    13.1%
  Preferred Stock                     as a group                              36,200                    90.4%

Other Beneficial Own
  Common Stock                        Forward Looking Technologies,
                                      Inc.(3)                              4,037,187                    10.1%

Messrs. Troup, Breslin and Reames are directors of the company. Mr. Troup is the Chairman of the Board and the C.E.O. of the company. Mr. Breslin is secretary, treasurer and the C.F.O. of the Company.

1. Includes 850,000 shares issued to the Michael J. Troup Trust with respect to which Mr. Troup claims beneficial ownership, and also includes 466,666 shares issued to Mr. Troup's former wife and his emancipated children as to which he does not claim beneficial ownership.

2. Includes 140,000 shares issued to Mr. Breslin's children and grandchildren as to which he claims beneficial ownership.

3. Forward Looking Technologies, Inc is a venture capital group that has made a financial commitment to finance the Company up to $1 million. See Item 12, Certain relationships and related transactions below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 16, 2001 the Company received a one-year $1,000,000 Financial Commitment, from Forward Looking Technologies Inc., (FLT), a venture capital group specializing in funding emerging growth technology companies, with an emphasis on solutions to pressing environmental issues. During the one year term of the commitment the Company received $698,775 for which it issued 5,541,443 restricted shares of common stock without registration in reliance upon section 4 (2) of the Securities Act of 1933. The stock was issued at a 25% discount to the market, in accordance with the terms of the commitment.. The commitment expired on February 28, 2002. On March 1, 2002 FLT extended its Financial Commitment under the same terms and conditions for one more year for the balance of the $1,000,000. For a short time after the disasters of September 11th FLT had some liquidity restrictions and was not able to meet the Company's take down request on a timely basis. This situation is now corrected.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents of the Company are filed as part of this report:

Financial Statements;

         Independent Auditor's Report

         Balance Sheets as of December 31, 2001 and 2000

         Statements of Operations for the Years Ended December 31, 2001 and 2000

         Statements of Changes in Stockholders' Deficit for the years ended December 31, 2001 and 2000

         Statements of Cash Flows for the Years ended December 31, 2001 and 2000

         Notes to Financial Statements

Exhibits
         Number 1          Plan of Merger(1)
         Number 2          Articles of Incorporation(1)
         Number 3          By-Laws(1)
         Number 4          Shareholder Reconciliation(3)
         Number 5          Promissory Notes(2)
         Number 6          $500,000 Additional Financing 3)
                           $360,000 Additional Financing (3)
                           $1,000,000 Financial Commitment from
                              Forward Looking Technologies (3)
                           March 1, 2002 extension of Financial Commitment by
                              Forward Looking Technologies(4)

(1) Incorporated herein by reference to the Company's Form 10 - SB as originally filed on November 16, 1999.

(2) Incorporated herein by reference to the Company's Form 10 - SB, Amendment # 1 filed on February 9, 2000

(3) Incorporated herein by reference to the Company's Form 10 - SB, Amendment # 3 filed on August 24, 2001

(4) Incorporated herein by reference to the Company's Form 8-K filed on March 15, 2002

FORM 8-K Filed with the Commission on March 15, 2002

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MICROBEST, INC.


April       , 2002                           By  /s/Michael J. Troup
                                               --------------------------------
                                               Michael J. Troup, President

In accordance with the Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Michael J. Troup                                  Chairman of the Board of Directors,
-------------------------------------                 Chief Executive Officer and President
April   , 2002
Michael J. Troup


/s/ William J. Breslin                                Chief Financial Officer, Principal
-------------------------------------                 Accounting Officer, Treasurer and Director
April   , 2002
William J. Breslin


/s/ Carter Reames                                      Director
-------------------------------------
April   , 2002
Carter Reames

                                MICROBEST, INC.


                               TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                         Page

INDEPENDENT AUDITORS' REPORT                                                              F-2

FINANCIAL STATEMENTS

         Balance Sheets                                                                   F-3

         Statements of Operations                                                         F-4

         Statement of Changes in Stockholders' Deficit                                    F-5

         Statements of Cash Flows                                                         F-6

NOTES TO FINANCIAL STATEMENTS                                                     F-7 through F-17

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Microbest, Inc.

We have audited the accompanying balance sheets of Microbest, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microbest, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States in America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company, among other issues, has a deficit in working capital, and has suffered cumulative losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Ahearn, Jasco + Company, P.A.
--------------------------------------

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 25, 2002

                                MICROBEST, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                                   2001                    2000
                                                                                -----------             -----------

                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $        --             $        --
   Accounts receivable, net of allowances of $5,400                                  35,465                  54,862
   Inventories, net                                                                  23,266                  69,059
                                                                                -----------             -----------

            TOTAL CURRENT ASSETS                                                     58,731                 123,921

PROPERTY AND EQUIPMENT, net                                                          26,139                  43,312

OTHER ASSETS                                                                          5,430                   6,381
                                                                                -----------             -----------

            TOTAL                                                               $    90,300             $   173,614
                                                                                ===========             ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

   Cash overdraft                                                               $     8,137             $     3,311
   Accounts payable and accrued liabilities                                         535,644                 560,380
   Current portion of capital lease obligation                                        2,761                   2,339
   Note payable - shareholder                                                       170,000                      --
   Convertible promissory notes                                                     200,000                      --
   Current portion of litigation settlement payable                                  23,059                      --
   Due to shareholders                                                                   --                  13,000
                                                                                -----------             -----------

            TOTAL CURRENT LIABILITIES                                               939,601                 579,030
                                                                                -----------             -----------

LONG-TERM DEBT:
   Capital lease obligation - long-term portion                                       7,105                   9,866
   Note payable - shareholder                                                            --                 170,000
   Convertible promissory notes                                                          --                 200,000
   Litigation settlement payable - long-term portion                                 15,363                      --
                                                                                -----------             -----------

            TOTAL LONG-TERM DEBT                                                     22,468                 379,866
                                                                                -----------             -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized; 40,020 shares
    issued and outstanding                                                              400                     400
   Common stock, 100,000,000 shares authorized; 39,553,276 and
    32,694,085 issued and outstanding in 2001 and 2000, respectively                 39,553                  32,694
   Additional paid-in capital                                                     4,949,312               4,073,282
   Note receivable for stock option exercise                                        (22,500)                     --
   Deficit                                                                       (5,838,534)             (4,891,658)
                                                                                -----------             -----------

            STOCKHOLDERS' DEFICIT, NET                                             (871,769)               (785,282)
                                                                                -----------             -----------

            TOTAL                                                               $    90,300             $   173,614
                                                                                ===========             ===========


                See accompanying notes to financial statements.

                                MICROBEST, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                  2001                     2000
                                                              ------------             ------------

SALES, net                                                    $    617,538             $    642,937

COST OF SALES                                                      378,385                  310,666
                                                              ------------             ------------

            GROSS PROFIT                                           239,153                  332,271

ADMINISTRATIVE EXPENSES                                          1,056,300                1,129,828
LITIGATION SETTLEMENT EXPENSES                                     113,422                  236,347
                                                              ------------             ------------

            LOSS FROM OPERATIONS                                  (930,569)              (1,033,904)

OTHER INCOME (EXPENSE):
   INTEREST EXPENSE                                                (67,307)                 (89,750)
   OTHER INCOME                                                     51,000                       --
                                                              ------------             ------------

            OTHER EXPENSE, NET                                     (16,307)                 (89,750)
                                                              ------------             ------------

            LOSS BEFORE PROVISION FOR INCOME TAXES                (946,876)              (1,123,654)

PROVISION FOR INCOME TAXES                                              --                       --
                                                              ------------             ------------

            NET LOSS                                          $   (946,876)            $ (1,123,654)
                                                              ============             ============



LOSS PER COMMON SHARE:

   Basic and diluted                                          $     (0.026)            $     (0.052)
                                                              ============             ============

   Weighted average common shares outstanding                   36,350,110               21,513,809
                                                              ============             ============


                See accompanying notes to financial statements.

                                MICROBEST, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                  Preferred
                                   Stock
                                 ----------
                                   40,020
                                   shares         Common Stock                             Note
                                 at started  -------------------------                  Receivable,
                                   value of               Stated Value    Additional       Stock
                                    $.01                    $.001          Paid-in        Option                      Stockholders'
                                  per share  # of Shares  per share        Capital        Exercise      Deficit       Deficit, Net
                                 ----------  -----------  ------------   -----------    -----------   -----------     -------------

STOCKHOLDERS' DEFICIT,
  January 1, 2000                   $400     15,110,750     $ 15,110     $ 2,757,214     $     --     $(3,768,004)    $  (995,280)

Issuance of common stock for
  cash, net                           --      6,120,199        6,120         452,283           --              --         458,403

Issuance of common stock to
  employees                           --      1,758,917        1,759          70,557           --              --          72,316

Issuance of common stock for
  services                            --      2,484,219        2,485         212,101           --              --         214,586

Issuance of common stock for
  litigation settlement               --      7,220,000        7,220         353,780           --              --         361,000

Capital contribution from
  shareholder                         --             --           --         200,000           --              --         200,000

Issuance of stock options for
  litigation settlement               --             --           --          27,347           --              --          27,347

Net loss for the year ended
  December 31, 2000                   --             --           --              --           --      (1,123,654)     (1,123,654)
                                    ----    -----------     --------     -----------     --------     -----------     -----------

STOCKHOLDERS' DEFICIT,
  December 31, 2000                  400     32,694,085       32,694       4,073,282           --      (4,891,658)       (785,282)

Issuance of common stock for
  cash, net                           --      4,987,191        4,987         604,238           --              --         609,225

Issuance of common stock to
  employees                           --      1,725,000        1,725         190,275           --              --         192,000

Issuance of common stock for
  services and interest               --        827,000          827          88,350           --              --          89,177

Issuance of common stock for
  litigation settlement               --         20,000           20           4,980           --              --           5,000

Exercise of common stock options
  for note receivable                 --        150,000          150          22,350      (22,500)             --              --

Issuance of stock options to
  consultants                         --             --       15,987              --           --          15,987

Cancellation of shares                --       (850,000)        (850)        (50,150)          --              --         (51,000)

Net loss for the year ended
  December 31, 2001                   --             --           --              --           --        (946,876)       (946,876)
                                    ----    -----------     --------     -----------     --------     -----------     -----------

STOCKHOLDERS' DEFICIT,
  December 31, 2001                 $400     39,553,276     $ 39,553     $ 4,949,312     $(22,500)    $(5,838,534)    $  (871,769)
                                    ====    ===========     ========     ===========     ========     ===========     ===========


                See accompanying notes to financial statements.

                                MICROBEST, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                                         2001                 2000
                                                                                    ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $ (946,876)        $ (1,123,654)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                           17,173               19,190
      Interest expense, beneficial conversion feature                                             -               33,500
      Common stock issued to employees                                                      192,000               72,316
      Common stock issued for services and interest                                          89,177              214,586
      Losses from litigation settlements                                                      5,000               36,347
      Other non-cash income and expenses, net                                               (35,013)              17,000
      Changes in certain assets and liabilities:
         Accounts receivable                                                                 19,397              (26,264)
         Inventories                                                                         45,793                7,807
         Accounts payable and accrued liabilities                                           (24,736)              76,482
         Litigation settlement payable                                                       38,422                    -
         Cash overdraft                                                                       4,826               (3,736)
                                                                                    ----------------    -----------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (594,837)            (676,426)
                                                                                    ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                                                       951               (3,996)
                                                                                    ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                                                      (2,339)              (1,981)
   Capital contribution from shareholder                                                          -              200,000
   Proceeds from sale of stock                                                              609,225              458,403
   Advances from (payments to) shareholders                                                 (13,000)              24,000
                                                                                    ----------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   593,886              680,422
                                                                                    ----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         -                    -

CASH AND CASH EQUIVALENTS, Beginning of year                                                      -                    -
                                                                                    ----------------    -----------------

CASH AND CASH EQUIVALENTS, End of year                                                          $ -                  $ -
                                                                                    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid in cash                                                                   $ 19,595                  $ -
                                                                                    ================    =================
   Income taxes paid in cash                                                                    $ -                  $ -
                                                                                    ================    =================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 2000, a litigation settlement liability of $361,000 was satisfied through the issuance of 7,220,000 shares of common stock.

         During 2001, a director exercised 150,000 options to buy common stock with a note for $22,500. The note receivable for the exercise price is presented as a reduction of stockholders' deficit.


                See accompanying notes to financial statements.

                                MICROBEST, INC.
                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF ENTITY

         Microbest, Inc. is the entity resulting from a 1997 merger of an entity previously named Emerald-Shade, Inc. ("ESI") and Microbest Products, Inc. ("MPI"). MPI began operations in 1993. ESI was incorporated in Minnesota on December 3, 1996, but had no activity or operations prior to the merger other than the issuance of its common stock. The post-merger entity is referred to as the "Company". The Company is engaged in making and marketing a biologically based, environmentally safe system of cleaning products for the industrial and institutional cleaning products industry.

         BASIS OF PRESENTATION, AND GOING CONCERN CONSIDERATIONS

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $946,876 and $1,123,654 for the years ended December 31, 2001 and 2000, respectively, and has a stockholders' deficit of $871,769 and a working capital deficit of $880,870 at December 31, 2001. The Company is also delinquent in the payment of certain payroll taxes to the Internal Revenue Service, and the IRS has filed a tax lien against the Company (see note 9). The Company is substantially delinquent on a number of accounts with its vendors, several of whom have initiated collection proceedings.

         Management recognizes that the Company must generate additional resources to enable it to continue operations, and to satisfy its existing debts and obligations. Management is planning to obtain additional capital through the sale of equity securities (see notes 11 and 12) and to increase revenues from operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital, and ultimately obtaining profitable operations (which it has been unable to do over the past five years). However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

         REVENUE RECOGNITION, CREDIT RISKS, AND CONCENTRATIONS

         Revenue is recognized at the time the goods are shipped. Accounts receivable are primarily with restaurants and food service companies located nationwide. The Company sells its products to various customers spread over a wide geographic area, therefore, the Company believes that it does not have an abnormal concentration of credit risk within any one market or any one geographic area.

         During the year ended December 31, 2001, two customers accounted for 36% of the Company's total sales (22% and 14% each). In 2000, two customers comprised 24% of the Company's total sales (12% each). During the year ended December 31, 2001, one vendor was the supplier of 22% of the Company's total purchases. In 2000, that same vendor supplied 26% of the Company's total purchases.

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

         FREIGHT COSTS

         Freight costs incurred for delivering goods to customers are included in cost of goods sold and amounted to $57,235 and $58,583 for the years ended December 31, 2001 and 2000. The Company generated $8,278 and $8,315 of freight revenues recharged to customers during the same periods, and these amounts are included in sales.

         PROPERTY AND EQUIPMENT

         Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to seven years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

         INCOME TAXES

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry forwards, and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes, if any, are generally expensed as paid.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less. The Company occasionally maintains cash balances in financial institutions in excess of the federally insured limits.

         STOCK BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record employee equity compensation plans at fair value. The Company has chosen, in accordance with the provision of SFAS No. 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) for its employee stock option plans. Under APB 25, if the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, the Company must recognize compensation expense. SFAS No. 123 will be adopted for disclosure purposes only. For transactions with other than employees in which services were performed in exchange for stock or other equity instruments, the transactions are recorded on the basis of the fair value of the services received or the fair value of the equity instrument issued, whichever is more readily measurable.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash, accounts receivable, and accounts payable and accrued liabilities are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's capital lease obligation is the same as the recorded amount because the rate and terms approximate current market conditions. The fair values of the related party debt obligations are not subject to fair value estimation because of their unique nature.

         NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. These new standards are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001, and such adoption had no impact on the Company's financial statements as the Company does not use derivatives and hedging activities.

         In July 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 changes certain accounting methods used for business combinations. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. This statement also applies will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company does not expect that this adoption will have any impact on the Company's financial position, results of operations, or cash flows.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 supercedes certain previously issued pronouncements on similar topics, and establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains certain aspects of the old pronouncements, such as the presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position, results of operations or cash flows.

         RECLASSIFICATIONS

         Certain 2000 financial statement amounts were reclassified to conform to the presentation used for the 2001 fiscal year.

NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001 and 2000:


                                                           2001                 2000
                                                         --------             --------

         Equipment owned under capital leases            $ 15,865             $ 15,865
         Office and computer equipment                     58,373               58,373
         Leasehold improvements                            20,067               20,067
         Less accumulated depreciation                    (68,166)             (50,993)
                                                         --------             --------

         Property and equipment, net                     $ 26,139             $ 43,312
                                                         ========             ========


         Depreciation expense for the years ended December 31, 2001 and 2000 was $17,173 and $19,190, respectively, and includes capital lease amortization.

NOTE 3.  CAPITAL LEASE OBLIGATION

         In December 1998, certain office equipment was acquired under the provisions of a long-term lease, and the Company capitalized the minimum lease payments. The lease payments began in January 1999. As of December 31, 2001, the leased equipment has a recorded cost of $15,865, and total accumulated depreciation of $9,519 (see note 2).

         Future minimum lease payments under the capital lease and the net present value of the future minimum lease payments subsequent to December 31, 2001 are as follows:


         Future minimum lease payments                                      $12,614
         Less: amount representing interest                                   2,748
                                                                            -------
         Present value of minimum lease payments                            $ 9,866
         Less: Current portion                                                2,761
                                                                            -------

         Long-term capital lease obligation                                 $ 7,105
                                                                            =======

         Future minimum lease payments are $2,761 in 2002, $3,260 in 2003 and $3,845 in 2004.

NOTE 4.        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities at December 31, 2001 and 2000 consist of the following:


                                                                            2001               2000
                                                                          --------            --------

         Accounts payable                                                 $220,004            $231,811
         Accrued liabilities:
              Payroll taxes and related penalties and interest             164,390             175,808
              Professional fees                                             35,000              60,500
              Accrued interest                                              70,818              48,333
              Product warranty and replacement                              25,000              25,000
              Accrued sales taxes and other                                 20,432              18,928
                                                                          --------            --------

                   Total                                                  $535,644            $560,380
                                                                          ========            ========

         The Company has $220,004 in trade accounts payable as of December 31, 2001, of which $150,740 is over ninety days past due, and $94,981 of which is over one year old. There are several claims pending against the Company relative to these past due obligations. One claimant has been granted a default judgment in the amount of $11,436. Collection action is pending in a number of small claims and one vendor is threatening a lawsuit claiming $10,714. Management is handling each claim separately and to date has generally been successful in reaching amicable settlements.

NOTE 5.  LITIGATION SETTLEMENT

         During 2001, the Company settled a legal action relating to the termination of its former president. Based on the obligations agreed to in the settlement, the Company issued 20,000 shares of common stock valued at $5,000 and made cash payments totaling $70,000. The Company made an additional payment of $20,000 in February 2002, and is required to make annual cash payments of $5,000 each April from 2002 through 2006. As these payments do not bear interest, the amount payable at December 31, 2001 was discounted at a rate of 8.5% to an amount of $38,422. The discounted amounts due are as follows: $23,059 in 2002, $4,341 in 2003, $3,989 in 2004, $3,665 in 2005, and $3,368 in
         2006.

         In November 2000, the Company reached a final agreement to settle protracted litigation with two former shareholders, Raymond Evans and Simon Mundlak (hereinafter "Simray") who were also creditors. In exchange for $200,000 cash, 50,000 free trading shares of the Company's common stock and a two-year option to purchase 250,000 shares of the Company's common stock at a 25% discount, Simray agreed to assign their judgment against the Company to shareholders of the Company. One shareholder paid the $200,000 cash, another contributed the 50,000 shares, and the Company executed the stock option agreements pursuant to the above described terms. As a result, the judgment was assigned from Simray to the shareholder who paid the $200,000. In December 2000, the Company settled the judgment liability with this shareholder upon the issuance of 7,220,000 shares of common stock.

NOTE 6.  DEBT OBLIGATIONS

         NOTE PAYABLE - SHAREHOLDER

         On September 1, 1999, the Company issued a $150,000 unsecured promissory note to a shareholder. The note originally matured on September 1, 2000, but it was extended on July 1, 2001 and is presently due on June 30, 2002. Effective October 15, 2000, the face amount of the note was increased to $170,000 to reflect an additional cash advance made to the Company by the shareholder. As additional consideration for the note extension, the Company granted the shareholder a security interest in certain assets of the Company. The note bears interest at a rate of 12.5%, and interest was accrued during the period the note was in default. For the years 2001 and 2000, $21,250 and $18,750, respectively, were charged to interest expense for the stated coupon rate.

         In connection with the original 1999 issuance, the shareholder was also issued 50,000 shares of the Company's common stock. The shares were recorded into equity at their fair market value of $12,000, and amortized into interest expense over the original one-year term of the promissory note. For the year ended December 31, 2000, $8,000 was charged to interest expense for this share issuance.

         CONVERTIBLE PROMISSORY NOTES

         On September 1, 1999, the Company issued $200,000 of unsecured convertible promissory notes to three individuals. The notes bear interest at a rate of 8.75%, payable at maturity. For the years 2001 and 2000, $18,023 and $17,500, respectively, were charged to interest expense for the stated coupon rate. The original notes were due September 1, 2001, but the holders agreed to certain modifications on July 1, 2001, as further described below.

         The original notes contained the following conversion feature: as of December 31, 2000 and until maturity, the outstanding balance of principal and interest is convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of 20% below the average closing bid prices of the common stock for the 90 days prior to conversion. According to applicable accounting principles, the 20% discount on the conversion price is a beneficial conversion feature. At the date of issuance, this discount was valued at $44,667 and was charged to additional paid-in capital and as a reduction of the promissory notes at issuance. The $44,667 has been accreted to interest expense from the date of issuance through December 31, 2000. For the year ended December 31, 2000, $33,500 was charged to interest expense as a result of the beneficial conversion feature.

         Effective July 1, 2001, these three promissory notes were amended. One creditor, whose note was for $100,000, agreed to extend the due date to June 30, 2002 and waived all rights to participate in the above described conversion feature, in exchange for the Company agreeing to pay accrued interest immediately, and paying future interest in cash monthly. The accrued interest through June 30, 2001 was paid in shares of the Company's common stock. As of December 31, 2001, the Company is currently in default on the monthly payments of the interest. The other two creditors agreed to extend the due date to June 30, 2002 in exchange for an additional 5% discount on the conversion price. As a result of the conversion discount change, the Company recomputed the beneficial conversion feature for these notes, and recorded a $10,337 additional charge to interest expense in July 2001.

NOTE 7.  INCOME TAXES

         A summary of the provision for income taxes for the years ended December 31, 2001 and 2000 is as follows:


                                                                        2001                 2000
                                                                     ---------             ---------

         Currently payable:
            Federal                                                  $      --             $      --
            State                                                           --                    --
         Deferred benefit, federal and state                           376,790               448,720
         Change in deferred tax asset valuation allowance             (376,790)             (448,720)
                                                                     ---------             ---------

                    Income tax provision                             $      --             $      --
                                                                     =========             =========


         Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred tax assets at December 31, 2001 and 2000 relate to the following:

                                                                                2001                    2000
                                                                             -----------             -----------

         Available federal and state net operating loss carryover            $ 2,128,100             $ 1,769,250
         Stock options granted to other than employees                            17,810                  11,420
         Accrued expenses, not deductible until paid                             146,780                 135,230
         Less: valuation allowance                                            (2,292,690)             (1,915,900)
                                                                             -----------             -----------

                    Net deferred tax asset                                   $        --             $        --
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

         The Company has available tax net operating loss carryovers ("NOLs") as of December 31, 2001 of approximately $5,320,000. The NOLs expire beginning in 2008. Certain provisions of the tax law may limit the net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the net operating loss carryover to be limited.

NOTE 8.  STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         The Company has authorized 50,000,000 shares of $0.01 stated value preferred stock. The Company is authorized to establish the number of shares included in each preferred stock series, and to fix the designation, voting powers, preferences and relative rights and qualifications, limitations or restrictions of each such series. In April 1997, the Company designated all 50,000,000 shares of the preferred stock as Class A Preferred Stock. The holders of Class A Preferred Stock have no voting rights and each Class A Preferred share is convertible into 10 common shares for a period of five years from the date of any issuance, upon the payment of a conversion price of $0.10 per each common share received.

         COMMON STOCK

         The Company has authorized 100,000,000 shares at $0.001 stated value common stock. The holders of the common stock are entitled to one vote per share and have non-cumulative voting rights. The holders are also entitled to receive dividends when, as, and if declared by the Board of Directors. Additionally, the holders of the common stock do not have any preemptive right to subscribe for, or purchase, any shares of any class of stock.

         During 2001, the Company sold 4,987,191 shares of common stock that resulted in net proceeds of $609,225, and also issued 1,725,000 shares of common stock to employees and 827,000 shares of common stock for services and interest. Management of the Company placed a value of $192,000 on the shares issued as employee compensation, and $89,177 on the shares issued for services and interest. As part of a litigation settlement, the Company issued 20,000 shares of common stock with a value of $5,000 (see note 5).

         Common stock issued to employees in 2001 includes 500,000 shares of common stock issued as compensation to two officers because of their personal liability exposure to the Company's delinquent payroll tax obligation to the Internal Revenue Service ("IRS"); see note 9. In exchange for the issuance of the shares, which are to be retained and controlled by the Company, the officers agreed to use proceeds from personal sales from their holdings of the Company's common stock to assist in settling the obligation with the IRS. Any shares not used to accomplish the settlement will be returned to the Company.

         During 2001, the Company cancelled a fiscal year 2000 consulting agreement with a third party. As part of the termination, the Company cancelled 850,000 of the 1,000,000 shares of common stock issued as compensation to this third party. The income generated by this cancellation totaled $51,000 and is presented as other income in the statement of operations.

         During 2000, the Company sold 6,120,199 shares of common stock that resulted in net proceeds of $458,403, and also issued 1,758,917 shares of common stock to employees and 2,484,219 shares of common stock for services. Management of the Company placed a value of $72,316 on the employee compensation and $214,586 on the services performed.

         As described in note 5, a liability was settled through the issuance of 7,220,000 shares common stock during the year ended 2000.

         STOCK OPTIONS - NON-EMPLOYEES

         During March 2001, the Company issued 200,000 common share stock options for services provided by other than employees of the Company. The exercise price of these options is $0.09. The Company placed a value of $15,987 on these options, and recorded compensation expense in accordance with SFAS No. 123. These options vested immediately, and expire seven years from the date of issuance.

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

         STOCK OPTION PLAN - EMPLOYEES

         On March 25, 1999, the Board of Directors approved the creation of a stock option plan (the "Plan"), and reserved 1,000,000 shares of the Company's common stock for options to be granted under the Plan. On October 31, 2001, the Board of Directors reserved an additional 1,000,000 shares of the Company's common stock for options to be granted under the plan.

         During March 2001, the Company issued 850,000 stock options to employees and directors that are exercisable for 850,000 shares of common stock at a fair value exercise price of $0.09. These options immediately vested, and they expire in seven years from issuance.

         During April 2000, the Company issued 150,000 stock options to a director. The options were exercisable for 150,000 shares of common stock at a fair value exercise price of $0.15. These options vested immediately, and the expiration term was eight years from issuance. During 2001, the options were exercised in exchange for a note totaling $22,500. At December 31, 2001, the Company has reflected the note receivable of $22,500 as a reduction of stockholders' deficit.

         STOCK OPTIONS - PRO FORMA DISCLOSURE

         SFAS No. 123 requires entities that account for awards for stock-based compensation to employees in accordance with APB 25 to present pro forma disclosures of results of operations and earnings per share as if compensation cost was measured at the date of grant based on the fair value of the award. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions: a risk-free interest rate of 8.00%, zero dividend yield, 382% volatility and a weighted-average expected life of the option of seven years. The fair value of each of the employee options was approximately $0.08 at December 31, 2001.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Under these conditions, the Company's net loss of $946,876 for the year ended December 31, 2001 would have been increased to the pro forma amount of $1,014,876, and the Company's net loss of $1,123,654 for the year ended December 31, 2000 would have been increased to the pro forma amount of $1,141,647. The Company's basic and diluted loss per share of $0.026 for the year ended December 31, 2001 would have been increased to the pro forma loss per share of $0.027, and the Company's basic and diluted loss per share of $0.052 for the year ended December 31, 2000 would have been increased to the pro forma loss per share of $0.053.

         The pro forma amounts may not be representative of the future effects on reported net income and earnings per share that will result from the future granting of stock options since future pro forma compensation expense may be allocated over the periods in which options become exercisable and new option awards may be granted each year.

         STOCK OPTION ACTIVITY SUMMARY

         The following table presents the Company's stock option activity for the two years ended December 31, 2001:


                                                              Optioned         Weighted-Average
                                                               Shares           Exercise Price
                                                              ---------        ----------------

         Options outstanding at January 1, 2000                  65,000             $0.19
         Issued in 2000                                         400,000              0.13
         Forfeited in 2000                                           --                --
                                                              ---------             -----

         Options outstanding at December 31, 2000               465,000              0.14

         Issued in 2001                                       1,050,000              0.09
         Exercised in 2001                                     (150,000)             0.15
         Forfeited in 2001                                      (65,000)             0.19
                                                              ---------             -----

         Options outstanding at December 31, 2001             1,300,000             $0.10
                                                              =========             =====

         Options outstanding at December 31, 2001 are as follows. There are 850,000 employee options, exercise price of $0.09, all expiring in March 2008. The non-employee options are as follows: 250,000 exercisable at 25% below the market price of the Company's common shares on the date of exercise, expiring in March 2002; and 200,000 with an exercise price of $0.09 expiring in March 2008. All options outstanding at December 31, 2001 are available for immediate exercise by the option holder.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         DELINQUENT PAYROLL TAXES

         The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($164,390 and $175,808 at December 31, 2001 and 2000, respectively). As a result of cash flow problems, the Company is delinquent on four of its monthly payments as of March 25, 2002 and is currently working with the IRS on an Offer-In-Compromise for a more equitable settlement of this issue. The IRS has filed a tax lien against the Company to secure its position.

         LEASES

         The Company leases its office space under a lease expiring in March 2003, as well as certain other equipment. Future minimum lease payments under these operating leases are approximately as follows:
         $25,950 in 2002, $6,262 in 2003, $560 in 2004, $560 in 2005, and $420
         in 2006. Total rental expense incurred during 2001 and 2000 was $42,139 and $43,678, respectively.

         LITIGATION

         The Company is from time to time exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of such actions, if any, will not have any additional material effect on the financial position or results of operations of the Company.

NOTE 10. NET LOSS PER COMMON SHARE

         For the years ended December 31, 2001 and 2000, weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2001 and 2000 by 2,533,533 and 1,698,533 shares, respectively. The common stock equivalents were computed using an assumed conversion price of $0.12 for the convertible promissory notes.

                  A reconciliation of the number of common shares shown as outstanding in the financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:


                                                                            2001                 2000
                                                                         ----------            ----------

         Common shares outstanding at December 31st                      39,553,276            32,694,085
         Effect of weighting                                              3,203,166            11,180,276
                                                                         ----------            ----------

                   Weighted average common shares outstanding            36,350,110            21,513,809
                                                                         ==========            ==========

NOTE 11. RELATED PARTY TRANSACTIONS

         On February 16, 2001, the Company received a one-year $1,000,000 financial commitment from Forward Looking Technologies, Inc. ("FLT"), a venture capital group specializing in funding emerging growth technology companies, with an emphasis on solutions to pressing environmental issues. During the initial one-year term of the commitment (ending on February 28, 2002), the Company received $698,775 for which it issued 5,541,443 restricted shares of common stock without registration in reliance upon Section 4 (2) of the Securities Act of 1933. The stock was issued at a 25% discount to the market, in accordance with the terms of the commitment.

         On March 1, 2002, FLT extended its financial commitment under the same terms and conditions for an additional one-year term for the balance of the $1,000,000. For a short time after the disasters of September 11, 2001, FLT had some liquidity restrictions and was not able to meet the Company's take down funding requests on a timely basis. This situation is now corrected, and management expects FLT to timely meet the Company's funding requests.

NOTE 12. SUBSEQUENT EVENTS

         ISSUANCE OF COMMON STOCK

         Subsequent to December 31, 2001 and through March 25, 2002, the Company received $65,000 from FLT, for which it issued 827,271 shares of common stock in accordance with the terms of the agreement with FLT, as described in note 11 above.