Form 10QSB
period 2002-03-31
MICROBEST INC
filed 2002-05-15
CIK 1098560

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002


                        Commission File No. 1-000-28137


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


     751 Park of Commerce Drive, Suite # 122 Boca Raton, Florida 33487-3623
                    (Address of principal executive offices)

                    Issuer's telephone number (561) 995-9770

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

There were 40,635,094 shares of the company's common stock outstanding on May 10, 2002

                              MICROBEST, INC.
                               BALANCE SHEETS
                    MARCH 31, 2002 AND DECEMBER 31, 2001



                                                                           (Unaudited)
                                                                             March 31,           December 31,
                                                                               2002                2001
                                                                           -----------           ------------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $        --           $        --
   Accounts receivable, net of allowances of $5,400                             51,476                35,465
   Inventories, net                                                             24,673                23,266
                                                                           -----------           -----------

            TOTAL CURRENT ASSETS                                                76,149                58,731

PROPERTY AND EQUIPMENT, net                                                     22,139                26,139

OTHER ASSETS                                                                     5,430                 5,430
                                                                           -----------           -----------

            TOTAL                                                          $   103,718           $    90,300
                                                                           ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                          $    14,512           $     8,137
   Accounts payable and accrued expenses                                       576,935               535,644
   Current portion of capital lease obligation                                   2,761                 2,761
   Note payable - shareholder                                                  170,000               170,000
   Convertible promissory notes                                                200,000               200,000
   Current portion of litigation settlement payable                              5,000                23,059
                                                                           -----------           -----------

            TOTAL CURRENT LIABILITIES                                          969,208               939,601
                                                                           -----------           -----------

LONG-TERM DEBT:
   Capital lease obligation - long-term portion                                  7,105                 7,105
   Litigation settlement payable - long term portion                            13,422                15,363
                                                                           -----------           -----------

            TOTAL LONG TERM DEBT                                                20,527                22,468
                                                                           -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value                  400                   400
   Common stock, 100,000,000 shares authorized, at stated value                 40,635                39,553
   Additional paid-in capital                                                5,059,721             4,949,312
   Note receivable for stock option exercise                                   (22,500)              (22,500)
   Deficit                                                                  (5,964,273)           (5,838,534)
                                                                           -----------           -----------

            STOCKHOLDERS' DEFICIT, NET                                        (886,017)             (871,769)
                                                                           -----------           -----------

            TOTAL                                                          $   103,718           $    90,300
                                                                           ===========           ===========


                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                2002                  2001
                                                            ------------           ------------
SALES, net                                                  $    175,312           $    200,625

COST OF SALES                                                     85,202                 96,807
                                                            ------------           ------------

            GROSS MARGIN                                          90,110                103,818

ADMINISTRATIVE EXPENSES                                          204,219                266,392
                                                            ------------           ------------

            LOSS FROM OPERATIONS                                (114,109)              (162,574)

INTEREST EXPENSE                                                 (11,630)               (10,053)
                                                            ------------           ------------

            LOSS BEFORE PROVISION FOR INCOME TAXES              (125,739)              (172,627)

PROVISION FOR INCOME TAXES                                            --                     --
                                                            ------------           ------------

            NET LOSS                                        $   (125,739)          $   (172,627)
                                                            ============           ============


LOSS PER COMMON SHARE:
   Basic and diluted                                        $      (0.00)          $      (0.01)
                                                            ============           ============

   Weighted average common shares outstanding                 40,232,064             33,620,022
                                                            ============           ============


                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                    Preferred Stock      Common Stock
                                    ---------------  ---------------------
                                             Stated                                        Note
                                             value,                           Addi-      Receivable
                                    Number    $.01     Number      Stated     tional     for Stock
                                      of      per       # of    value, $001   Paid-in      Option                   Stockholder's
                                    Shares   share     Share     Per Share    Capital     Exercise      Deficit     Deficit, Net
                                    ------   -----   ----------  ---------  -----------   --------    -----------   -------------
TOTALS, January 1, 2002             40,020   $400    39,553,276   $39,553   $ 4,949,312   $(22,500)   $(5,838,534)   $(871,769)

Issuance of common stock
 for cash                               --     --     1,081,818     1,082       110,409         --             --      111,491

Net loss for the three
 months ended March 31, 2002            --     --            --        --            --         --       (125,739)    (125,739)
                                    ------   ----    ----------   -------   -----------   --------    -----------    ---------
TOTALS, March 31, 2002              40,020   $400    40,635,094   $40,635   $ 5,059,721   $(22,500)   $(5,964,273)   $(886,017)
                                    ======   ====    ==========   =======   ===========   ========    ===========    =========




                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                                 2002                2001
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(125,739)          $(172,627)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                 4,000               3,000
      Common stock issued for services, net                           --              32,000
      Other non cash charges                                          --              16,446
      Changes in certain assets and liabilities:
         Accounts receivable                                     (16,011)            (75,030)
         Inventories                                              (1,407)              1,791
         Accounts payable and accred liabilities                  41,291            (110,696)
         Due to Shareholder                                           --             (13,000)
         Litigation settlement payable                           (20,000)                 --
         Cash overdraft                                            6,375              45,318
                                                               ---------           ---------

            NET CASH USED IN OPERATING ACTIVITIES               (111,491)           (272,798)
                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                             --                 951
                                                               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                               --                (460)
   Proceeds from sale of stock                                   111,491             275,000
                                                               ---------           ---------

            NET CASH PROVIDED BY FINANCING ACTIVITIES            111,491             274,540
                                                               ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             --               2,693

CASH AND CASH EQUIVALENTS, Beginning of period                        --                  --
                                                               ---------           ---------

CASH AND CASH EQUIVALENTS, End of period                       $      --           $   2,693
                                                               =========           =========



NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001 included in the Annual Report filed on FORM 1O-KSB, which was filed April 12, 2002.

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year

NOTE 2. GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since inception, and has not generated sufficient revenues from its operating activities to cover its expenses. The Company has been able to stay in operation during the past two years solely because of cash received from the sale of its common stock to investors (and primarily to one investor group), and by delaying the payment of its payables. For the three months ended March 31, 2002, the Company received cash from the sale of its stock totaling $111,491, all of which was used in operating activities. The Company has no cash reserves or existing credit facilities to provide liquidity. The Company has a funding commitment from the above mentioned investor group, which was extended on March 1, 2002 but if the investor group were to cease its continual infusion of cash into the Company, the Company would deplete its supply of cash in a matter of days. These factors, among others, indicate that the Company may not be able to continue as a going concern.

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. As of March 31, 2002, the Company has tax net operating loss carryforwards (NOLs) of approximately $5,320,000, and accordingly no income tax provision (benefit) is recognized on the financial statements. All deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

EARNINGS (LOSS) PER SHARE. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the convertible preferred stock, the convertible promissory notes, and stock options. Common stock equivalents, if converted, would increase common shares outstanding at March 31, 2002 and 2001 by 2,533,533 and 2,748,533 shares respectively.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at each balance sheet date. The amounts as of March 31, 2002 are as follows: accounts payable, $201,815; payroll, payroll taxes and related penalties and interest, $230,934; professional fees, $30,000; accrued interest, $82,448; product warranty and replacement, $25,000; and other, $6,749. The amounts as of December 31, 2001 are as follows; accounts payable, $220,004; payroll, payroll taxes and related penalties and interest, $164,390; professional fees, $35,000; accrued interest, $70,818; product warranty and replacement, $25,000; and accrued sales taxes and other, $20,432.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service and Jan/San industries. For the two years and three months ended March 31, 2002, the company generated $1,435,787 in net sales. During this same period the company recorded net losses of $2,133,740. The Company generated $1,385,799 from financing activities during this period to help fund the shortfall in working capital.

LIQUITY AND CAPITAL RESOURCES

On February 16, 2001 the Company received a one-year $1,000,000 financial commitment, from Forward Looking Technologies Inc., (FLT), a venture capital group specializing in funding emerging growth technology companies, with an emphasis on solutions to pressing environmental issues. During the term of the original commitment (ending February 28, 2002) the Company received $698,775 for which it issued 5,541,443 restricted shares of common stock without registration in reliance upon section 4 (2) of the Securities Act of 1933. The stock was issued at a 25% discount to the market, in accordance with the terms of the commitment. The commitment expired on February 28, 2002. On March 1, 2002 , FLT extended its financial commitment under the same terms and conditions for one more year for the balance of the $1,000,000. For a short time after the disasters of September 11, 2001, FLT had some liquidity restrictions and was not able to meet the Company's take down funding request on a timely basis. This situation is now corrected. Since the extension of the commitment, through March 31, 2002, the Company received an additional $46,491 from FLT.

For the three months ended March 31, 2002 the Company issued 1,081,818 shares of common stock to FLT for $111,491 cash as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933. Accredited investors have provided the funds necessary to cover the Company's shortfall in working capital during the three month period.

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

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S CONDENSED FINANCIAL POSITION AND CONDENSED OPERATING RESULTS FOR THE PERIODS INDICATED:

                                            $ In thousands
                                       ----------------------
                                       March 31        Dec. 31
                                         2002            2001
                                       --------         -----
BALANCE SHEET DATA

Current Assets                          $  76           $  59
Current Liabilities                     $(969)          $(940)
                                        -----           -----
Working Capital (Deficit)               $(893)          $(881)

Total Asset                             $ 104           $  90
Total Liabilities                       ($990)          ($962)
                                        -----           -----
 Stockholders Equity (Deficit)          $(886)          $(872)
                                        -----           -----

                                               Three Months Ended
                                                    March 31
                                             ---------------------
                                              200             2001
                                             -----           -----
STATEMENT OF OPERATIONS DATA

Net Sales                                    $ 175           $ 201
Gross Margin                                 $  90           $ 104
Expenses
Salaries Wages & Benefits                    $ 117           $ 147
Occupancy and administration Costs           $  27           $  31
Travel                                       $  13           $  33
Professional Fees                            $  16           $  16
Marketing Expenses                           $  31           $  40
Interest Expense                             $  12           $  10
                                             -----           -----
Total Expenses                               $ 216           $ 277
Net Income (Loss)                            $(126)          $(173)
                                             -----           -----

FINANCIAL CONDITION

The Company's working capital deficit increased slightly between December 31, 2001 and March 31, 2002 as the increase in current payables was larger than the increase in accounts receivable and inventory.

The Company has $201,815 in trade accounts payable as of March 31, 2002, of which $150,479 is over ninety days past due, and $93,697 of which is over one year old. Eight vendors have instituted collection proceedings against the Company relative to these past due obligations. One claimant was granted a default judgment in the amount of $11,436 and another vendor is threatening a suit for $10,714. Management is handling each claim separately and to date has been generally successful in working out amicable settlements. The majority of the Company's creditors have been gracious in working with management to resolve this problem.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. All amounts due per the IRS have been accrued by the Company and are included on the balance sheet ($164,390 at both December 31, 2001 and March 31, 2002).

As a result of cash flow problems, the Company is delinquent on four of its monthly payments under the installment agreement as of March 31, 2002 and is currently working with the IRS on an Offer In Compromise for a more equitable settlement of this issue as well as a modification of the payment terms of the installment agreement. The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of March 31 2002 is $5,964,273 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $5,078,256 in the Company's capital accounts reflecting the equity it has been able to record through issuances of its common and preferred stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company's sales for the first quarter 2002 were $175,312, a decrease of $25,313 from the same period in the prior year reflecting the softness in the foodservice market the company started experiencing in the fourth quarter last year when sales were $35,000 less than the fourth quarter 2000. Management believes these reductions are temporary and is primarily a reaction by customers to the disaster of September 11th events and the resultant slow down in the economy. The reductions in 2002 in cost of sales and gross profits are directly related to the reduction in sales.

Salaries Wages & Benefits decreased in the 2002 first quarter because of reduced sales commissions and the elimination of one sales position as an economy measure.

Occupancy and administrative costs were reduced $4,000 in 2002 as economy measures by cutting back on long distance telephone, office supplies and other office expenses.

Travel was significantly curtailed in 2002 as a cost cutting move.

Marketing expenses were lower in 2002 reflecting reductions in payments to outside sales consultants and discretionary marketing expenses were also curtailed as cost cutting moves.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $5,964,273 at March 31, 2002. Management recognizes that the Company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

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

As described above the Company's expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year prior to 2001 when sales growth was interrupted. The Company believes sales growth will continue and plans to continue its aggressive market development plan. As indicated above, the operations of the Company have been financed primarily with funds provided by a small group of accredited investors. Management of the Company believes this group will continue funding the Company's operating plan until it is financially successful. On March 1, 2002, the Company received a one year extension of the February 16, 2001$1,000,000 funding commitment it received from one of these investors which management believes will provide for the Company's financial needs through the first half of 2002.

RECENT SIGNIFICANT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES . All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETs. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company expects no impact from its adoption.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations or cash flows.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

RECENT ISSUANCES OF UNREGISTERED SECURITIES

During the three month period ended March 31, 2002 the Company issued 1,081,818 restricted shares of common stock for cash of $111,491 all without registration in reliance upon section 4 (2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on monthly cash interest payments of $1,000 per month for six months on a $100,000 note payable. The Company is also in default on 4 monthly payments of $5,000 each, due under the terms of an installment agreement with the IRS.

ITEM 5. OTHER INFORMATION

SECTION 13 (D-G) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 13 (D) of the Securities Exchange Act of 1934 and the rules there under require persons (including officers and directors) who beneficially own more than five percent of a registered class of the Company's equity securities to file reports (on Schedule 13 G or 13 D) of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

Two Schedules 13 G required to be filed in accordance with the above regulations were not timely filed in the first quarter 2002 because of a misunderstanding by management of the Company. The delinquent reports are in the process of being filed. Management of the Company is not aware of any other persons who have not met the requirements of Section 13 (D)

LETTER OF INTENT TO ACQUIRE THE CHEMICAL DIVISION OF PURITY PRODUCTS, INC.

On May 6, 2002 the Company and Purity Products, Inc., a privately owned Miami based company signed a Letter of Intent regarding the acquisition by Microbest of Purity's Chemical Division. The acquisition is subject to the completion of due diligence, the execution of a definitive agreement and approval by the Boards of Directors of the companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

FORM 8-K issued on March 15, 2002, extending the FLT funding commitment.

The Letter of Intent to acquire the chemical division of Purity Products, Inc. is filed as an exhibit to this Form 10-QSB.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Date: May 15, 2002



                                       Microbest, Inc.

                                       /s/ Michael J. Troup
                                       -----------------------------------------
                                           Michael J. Troup, President