Form 10QSB
period 2002-06-30
MICROBEST INC
filed 2002-08-14
CIK 1098560

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002

                          Commission File No. 000-28137

                                 MICROBEST, INC.
              (Exact name of small business issuer in its charter)

Minnesota                                               41- 1864003
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          identification No.)


      751 Park of Commerce Drive, Suite #122 Boca Raton, Florida 33487-3623
                    (Address of principal executive offices)

                   Issuer's telephone number (561) 995 - 9770

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

There were 40,338,032 shares of the company's common stock outstanding on August 10, 2002.

                                 MICROBEST, INC.
                                 BALANCE SHEETS
                 JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                     June 30,     December 31,
                                                                       2002           2001
                                                                    -----------    -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $        --    $        --
   Accounts receivable, net of allowances of $5,400                      64,320         35,465
   Inventories, net                                                      45,912         23,266
                                                                    -----------    -----------
             TOTAL CURRENT ASSETS                                       110,232         58,731

PROPERTY AND EQUIPMENT, net                                              20,806         26,139

OTHER ASSETS                                                              5,430          5,430
                                                                    -----------    -----------

             TOTAL                                                  $   136,468    $    90,300
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Cash overdraft                                                   $    15,975    $     8,137
   Accounts payable and accrued expenses                                731,539        535,644
   Current portion of capital lease obligation                            4,324          2,761
   Note payable - shareholders                                          252,491        170,000
   Convertible promissory notes                                         200,000        200,000
   Current portion of litigation settlement payable                       5,000         23,059
                                                                    -----------    -----------
             TOTAL CURRENT LIABILITIES                                1,209,329        939,601
                                                                    -----------    -----------

LONG-TERM DEBT:
   Capital lease obligation - long-term portion                           5,542          7,105
   Litigation settlement payable - long term portion                      8,422         15,363
                                                                    -----------    -----------
             TOTAL LONG TERM DEBT                                        13,964         22,468
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, 50,000,000 shares authorized, at stated value            --            400
   Common stock, 100,000,000 shares authorized, at stated value          40,338         39,553
   Additional paid-in capital                                         5,040,127      4,949,312
   Subscriptions receivable                                             (58,700)       (22,500)
   Deficit                                                           (6,108,590)    (5,838,534)
                                                                    -----------    -----------
             STOCKHOLDERS' DEFICIT, NET                              (1,086,825)      (871,769)
                                                                    -----------    -----------

             TOTAL                                                  $   136,468    $    90,300
                                                                    ===========    ===========

                     See notes to the financial statements.

                                 MICROBEST, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
        FOR THE THREE AND SIX MONTH PERIODS ENDING JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                         Three Months Ended               Six Months Ended
                                    ----------------------------    ----------------------------
                                        2002            2001            2002            2001
                                    ------------    ------------    ------------    ------------
SALES, net                          $    133,092    $    175,897    $    308,404    $    376,522

COST OF SALES                             72,690          83,604         157,892         180,410
                                    ------------    ------------    ------------    ------------

             GROSS PROFIT                 60,402          92,293         150,512         196,112

ADMINISTRATIVE EXPENSES                  189,465         258,468         393,684         524,860
                                    ------------    ------------    ------------    ------------

             LOSS FROM OPERATIONS       (129,063)       (166,175)       (243,172)       (328,748)

INTEREST EXPENSE                         (15,254)        (18,575)        (26,884)        (28,629)
                                    ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES                                (144,317)       (184,750)       (270,056)       (357,377)

PROVISION FOR INCOME TAXES                    --              --              --              --
                                    ------------    ------------    ------------    ------------

             NET LOSS               $   (144,317)   $   (184,750)   $   (270,056)   $   (357,377)
                                    ============    ============    ============    ============


LOSS PER COMMON SHARE:
   Basic and diluted                $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
   Weighted average common
             shares outstanding       40,486,563      35,380,917      40,175,467      34,485,306

                     See notes to the financial statements.

                                 MICROBEST, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
                 FOR THE SIX MONTH PERIODS ENDING JUNE 30, 2002
--------------------------------------------------------------------------------

                              Preferred Stock            Common Stock
                                         Stated                    Stated      Additional
                            Number    value, $.01     Number     value, $.001    Paid-in   Subscriptions               Stockholders'
                           of Shares   per share    # of Shares   per share      Capital    Receivable     Deficit      Deficit, Net
                           ---------   ----------   -----------  ----------    ----------   ----------   -----------    -----------
TOTALS, January 1, 2002       40,020   $      400   39,553,276   $   39,553    $4,949,312   $  (22,500)  $(5,838,534)  $  (871,769)

Issuance of common stock
  for cash                        --           --    1,081,818        1,082       110,409           --            --       111,491

Conversion of shares
  previously issued into
  a demand note                   --           --     (659,062)        (659)      (55,832)          --            --       (56,491)

Conversion and expiration
  of preferred stock         (40,020)        (400)     362,000          362        36,238      (36,200)           --            --

Net loss for the six
  months ended
  June 30, 2002                   --           --           --           --            --           --      (270,056)     (270,056)
                           ---------   ----------   ----------   ----------    ----------   ----------   -----------   -----------

TOTALS, June 30, 2002             --   $       --   40,338,032   $   40,338    $5,040,127   $  (58,700)  $(6,108,590)  $(1,086,825)
                           =========   ==========   ==========   ==========    ==========   ==========   ===========   ===========

                     See notes to the financial statements.

                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDING JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          June 30,     June 30,
                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(270,056)   $(357,377)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                           5,333        6,000
      Common stock issued for services, net                     --       45,250
      Other non cash charges                                    --       16,977
      Changes in certain assets and liabilities:
         Accounts receivable                               (28,855)      13,573
         Inventories                                       (22,646)     (33,471)
         Accounts payable and accrued expenses             195,895      (69,435)
         Due to shareholders                                    --      (13,000)
         Litigation settlement payable                     (25,000)          --
         Cash overdraft                                      7,838       (3,311)
                                                         ---------    ---------

             NET CASH USED IN OPERATING ACTIVITIES        (137,491)    (394,794)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY:
   Change in other assets                                       --          951
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                         --         (990)
   Proceeds from sale of stock, net of conversion           55,000      410,597
   Proceeds from issurance of notes payable                 82,491           --
                                                         ---------    ---------

             NET CASH PROVIDED BY FINANCING ACTIVITIES     137,491      409,607
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       --       15,764

CASH AND CASH EQUIVALENTS, Beginning of period                  --           --
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, End of period                 $      --    $  15,764
                                                         =========    =========

                                 MICROBEST, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE SIX MONTH PERIODS ENDING JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          June 30,     June 30,
                                                            2002         2001
                                                         ---------    ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
             Interest paid in cash                        $     --     $     --
                                                          ========     ========

             Income taxes paid in cash                    $     --     $     --
                                                          ========     ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  During the quarter ending June 30, 2002, a shareholder exercised its conversion rights on 36,200 preferred shares to obtain 362,000 common shares with a note receivable for $36,200. The note receivable for the exercise price is presented as a reduction of stockholder's deficit. The remaining outstanding preferred shares were cancelled at their expiration.

  During the quarter ending June 30, 2002, 659,062 common shares issued during the quarter ending March 31, 2002 were converted into a demand note payable totaling $56,491 (see note 5).

                 See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE 2.  GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since inception, and has not generated sufficient revenues from its operating activities to cover its expenses. The Company has been able to stay in operation during the past two years solely because of cash received from the sale of its common stock to investors (and primarily to one investor group), and by delaying the payment of its payables. For the six months ended June 30, 2002, the Company received cash from the sale of its stock totaling $55,000 and received an additional $82,491in the form of demand notes payable, all of which was used in operating activities. The Company has no cash reserves or existing credit facilities to provide liquidity. The Company has a funding commitment from the above mentioned investor group, which was extended on March 1, 2002 but if the investor group were to cease its continual infusion of cash into the Company, the Company would deplete its supply of cash in a matter of days. Since extending its commitment on March 1st the investor group has not been able to meet the Company's take down requests because of its own liquidity restraints. These factors, among others, indicate that the Company may not be able to continue as a going concern.

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

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES. As of June 30, 2002, the Company has tax net operating loss carry forwards (NOLs) of approximately $5,468,000. The income tax provision (benefit) on the financial statements is zero, as all deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

EARNINGS (LOSS) PER SHARE. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share
(EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company's common equivalent shares include the convertible preferred stock, the convertible promissory notes, and stock options. Common stock equivalents, if converted, would increase common shares outstanding at June 30, 2002 and 2001 by 2,133,333 and 2,748,533 shares respectively.

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at each balance sheet date. The amounts as of June 30, 2002 are as follows: accounts payable, $245,052; payroll, payroll taxes and related penalties and interest, $309,122; professional fees, $30,000; accrued interest, $97,702; product warranty and replacement, $25,000; and other, $24,663. The amounts as of December 31, 2001 are as follows: accounts payable, $220,004; payroll, payroll taxes and related penalties and interest, $164,390; professional fees, $35,000; accrued interest, $70,818; product warranty and replacement $25,000; and accrued sales taxes and other, $20,432.

NOTE 5.   EQUITY TRANSACTIONS

During the quarter ended March 31, 2002, the Company reported the issuance of 1,081,818 shares of its common stock to it principal financing source in exchange for an investment of $111,491. During the quarter ended June 30, 2002, 659,062 of these shares were cancelled, and the related investment of $56,491 was converted into a note payable. The note payable is due on demand and bears interest at 12%

During the quarter ended June 30, 2002, the Company issued 362,000 shares of its common stock upon the conversion of 36,200 shares of its preferred stock held by the Company's chief executive officer. The conversion price of $0.10 per common share received was paid by the Company accepting a note receivable for $36,200. This note is presented as a reduction of stockholders' deficit. The note is due on demand and bears interest at 8%.

NOTE 6.   LITIGATION

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its marketing development plans and the concentration of marketing efforts in the food service and Jan/San industries. For the two years and six months ended June 30, 2002, the company generated $1,568,879 in net sales. During this same period the company recorded net losses of $2,340,586. The Company generated $1,411,799 from financing activities during this period to help fund the shortfall in working capital.

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

The commitment expired on February 28, 2002. On March 1, 2002, FLT extended its financial commitment under the same terms and conditions for one more year for the balance of the $1,000,000. Since the disasters of September 11, 2001, FLT has had liquidity restrictions and has not been able to meet all the Company's take down funding request on a timely basis. As a result of this and other factors $56,491 of the funds received from FLT in the first quarter of 2002 were converted from equity investments to demand notes payable and 659,062 of the shares previously issued were cancelled. Since the extension of the commitment, through June 30, 2002, the Company received an additional $26,000 from FLT also in the form of demand notes payable. These notes all bear interest at 12% annually.

For the six months ended June 30, 2002 the Company issued 422,756 net shares of common stock to FLT for $55,000 cash as restricted under rule 144, in reliance on Section 4 (2) of the Securities Act of 1933 and issued the demand notes payable referred to in the preceding paragraph.

Because of the restrictions on the funds previously available from FLT and other factors, management of the Company does not believe it can rely on FLT to continue providing the funding the Company needs to support its ongoing operations. Accordingly, the Company considers this commitment to have expired.

On August 10, 2002 the Company received a "Memorandum of Understanding/Term Sheet" from Roan/ Myers Associates, L.P., Investment Bankers (RMA) regarding a proposal to privately offer and sell a minimum of $3 million to a maximum of $5 million of the Company's securities in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4 (2) of The Securities Act of 1933. The specific terms of the letter of intent are presently under discussion with a view to formalization within the next few weeks. Until the specific terms of the transaction are mutually agreed upon the memorandum shall not be deemed to constitute a commitment nor a statement of intent by RMA.

The Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. These sales of stock are costly to the Company because of the decline in the market price of the Company's common stock over the past few years. The low bid price dropped to a low of $.05 after being removed from the OTC/BB on January 20, 2000 because of Rule 6530.For the past two years the shares have been traded as low as $0.04 per share on the National Quotation Bureau's Electronic Quote System. If the Company is unable to raise additional capital in the future through the sale of its common stock or is unable to find alternative sources of investor funds, the Company's ability to continue will be in jeopardy.

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

In the opinion of management the Company will not be able to continue operations without a major infusion of funds, similar to the funding commitment outlined by the proposed Letter of Intent received from Roan & Myers on August 10, 2002. If such a funding is not received the Company will not be able to complete its business plan.

The following table summarizes the Company's condensed financial position for the periods indicated:

                                                            $ IN THOUSANDS

                                                         JUNE 30         DEC. 31
                                                          2002             2001
BALANCE SHEET DATA
Current Assets                                           $   110          $  59
Current Liabilities                                      $(1,209)         $(940)
                                                         -------          -----
Working Capital (Deficit)                                 $(1099)         $(881)
                                                         -------          -----
Total Asset                                              $   136          $  90
Total Liabilities                                         ($1223)         ($962)
                                                         -------          -----
 Stockholders Equity (Deficit)                            $(1087)         $(872)
                                                         -------          -----

The following table summarizes the Company's condensed operating results as of June 30 for the periods indicated:

                                                         $ IN THOUSANDS
                                                THREE MONTHS       SIX MONTHS
                                               2002     2001      2002     2001
STATEMENT OF OPERATIONS DATA
Net Sales                                      $ 133    $ 176    $ 308    $ 377
Gross Margin                                      60       92      151      196
Expenses
Salaries Wages & Benefits                        119      149      237      296
Occupancy and administration  Costs               23       30       50       62
Travel                                            16       18       29       51
Professional Fees                                 17       32       33       48
Marketing Expenses                                14       29       45       67
Interest Expense                                  15       19       27       29
                                               -----    -----    -----    -----
Total Expenses                                   204      277      421      553
                                               -----    -----    -----    -----
Net Income (Loss)                              $(144)   $(185)   $(270)   $(357)

FINANCIAL CONDITION

The Company's working capital deficit increased significantly between December 31, 2001 and June 30, 2002 as the increase in current payables was larger than the increase in accounts receivable and inventory. Additionally, the Company issued $82,491 in demand notes payable to a stockholder in the second quarter 2002. The Company's increasing accounts payable continue to grow older as a result of its on-going cash flow problems.

The Company has $245,052 in trade accounts payable as of June 30, 2002, of which $157,901 is over ninety days past due, and $98,087 of which is over one year old. Eight vendors have instituted collection proceedings against the Company relative to these past due obligations. One claimant was granted a default judgment in the amount of $11,436 and another vendor is threatening a suit for $10,714. Management is handling each claim separately and to date has been generally successful in working out amicable settlements and or deferring collection efforts. The majority of the Company's creditors have been gracious in waiting for the Company to raise sufficient working capital to resolve this problem.

Notes payable to a shareholder of $170,000 and $200,000 of Convertible promissory notes together with accrued interest of $92,448, all due on June 30, 2002 remain unpaid and are in default as of August 14, 2002. The Company has informal understandings with the holders of the notes that they will be settled from the proceeds of the proposed financing referred to above.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. As a result of cash flow problems, the Company was delinquent on four of its monthly payments under the installment agreement and on July 1, 2002 negotiated a new agreement with the IRS for $171,513 the amount still owed according to IRS records and the amount reflected on the Company's June 30, 2002 balance sheet. The new agreement requires monthly payments of $5,500.

On April 30, 2002 the Company filed an "Offer In Compromise" with the IRS requesting a more equitable settlement of this issue and is currently working with them towards a settlement. The IRS has filed a tax lien against the Company to secure its position.

The Company's accumulated operating deficit as of June 30, 2002 is $6,108,590 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $5,021,765 in the Company's capital accounts reflecting the equity it has been able to record through issuances of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company's sales for the first six months of 2002 were $308,404, a decrease of $68,118 from the same period in the prior year and were $133,092 for the second quarter of 2002 a decrease of $42,805 from the 2001 second quarter, in both cases reflecting the softness in the foodservice market the company started experiencing at the end of last year. Additionally, as a result of cash flow problems the Company experienced inventory shortages in April and May of 2002 which adversely impacted sales in the second quarter. Sales have increased significantly in 2002 since the end of May, averaging over $85,000 per month for June and July compared to less than $50,000 per month for the first five months of the year.

The reductions in 2002 in cost of sales and gross profits are primarily related to the reduction in sales. Additionally gross margins were lower in 2002 because of the negative impact of cash restrictions on economical purchasing.

Salaries, wages & benefits decreased in the 2002 because of reduced sales commissions and the elimination of one sales position as an economy measure.

Occupancy and administrative costs were reduced $7,000 in the second quarter of 2002 and $ 12,000 for the six months as economy measures by cutting back on long distance telephone, office supplies and other office expenses.

Travel was significantly curtailed early in 2002 as a cost cutting move.

Professional fees were higher in 2001 because of legal fees on litigation that was settled in 2000 and 2001.

Marketing expenses were lower in 2002 reflecting reductions in payments to outside sales consultants and discretionary marketing expenses were also curtailed as cost cutting moves.

Interest expense was higher in 2001 because of interest on the past due IRS claim.

PLAN OF OPERATION

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $6,108,590 at June 30, 2002. Management recognizes that the Company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

On August 10, 2002 the Company received a "Memorandum of Understanding/Term Sheet" from Roan/ Myers Associates, L.P., Investment Bankers (RMA) regarding a proposal to privately offer and sell a minimum of $3 million to a maximum of $5 million of the Company's securities in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4 (2) of The Securities Act of 1933. The specific terms of the letter of intent are presently under discussion with a view to formalization within the next few weeks. Until the specific terms of the transaction are mutually agreed upon the memorandum shall not be deemed to constitute a commitment nor a statement of intent by RMA.

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

As described above the Company's expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year prior to 2001 when sales growth was interrupted. The Company believes sales growth will continue and plans to continue its aggressive market development plan. As indicated above, the operations of the Company have previously been financed with funds provided by a small group of accredited investors. Management of the Company believes this group will no longer be able to continue funding the Company's operating plan and accordingly has sort our alternative funding sources. Management believes that the anticipated proceeds from the funding outlined in the proposed letter of intent from RMA could enable the Company to accomplish its operating plan successfully.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Issuances of Unregistered Securities

During the six month period ended June 30, 2002 the Company issued 422,756 restricted shares of common stock for cash of $55,000 all without registration in reliance upon section 4 (2) of the Securities Act of 1933 and also issued $82,491 in demand notes payable with interest at 12%. On April 26, 2002, the Company's chief executive officer exercised his option to convert 36,200 shares of the Company's preferred stock into 362,000 shares of the Company's common stock at a cash conversion price of $.10 per common share. He issued a note to the Company for the conversion price which is expected to be paid out of salary he is owed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Notes payable to a shareholder of $170,000 plus $200,000 of convertible promissory notes together with accrued interest of $92,448 all of which came due on June 30, 2002 are unpaid and in default. As of August 14, 2002, the total amount in default is $467,698, which includes interest of $97,698.

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

Three Schedules 13 G required to be filed in accordance with the above regulations were not timely filed in the first quarter 2002 because of a misunderstanding by management of the Company. The delinquent reports were filed on July 29, 2002. Management of the Company is not aware of any other persons who have not met the requirements of Section 13 (D)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Certifiction by Chief Executive Officer

Exhibit 99.2 Certifiction by Chief Financial Officer

                                    Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Date: August 14, 2002

                                    Microbest, Inc.


                                    /s/
                                    ------------------------------
                                       Michael J. Troup, President