Form 10QSB
period 2002-09-30
MICROBEST INC
filed 2002-12-11
CIK 1098560

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

Commission File No. 000-28137

MICROBEST, INC.
(Exact name of small business issuer in its charter)

Minnesota	41-1864003
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

751 Park of Commerce Drive, Suite # 122 Boca Raton, Florida 33487-3623
(Address of principal executive offices)

Issuer’s telephone number (561) 995-9770

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

There were 42,343,277 shares of the company’s common stock outstanding on December 9, 2002.

MICROBEST, INC.
BALANCE SHEETS
SEPTEMBER 30, 2002 (Unaudited) AND DECEMBER 31, 2001

	September 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $5,400	9,813	35,465
Inventories, net	18,031	23,266

TOTAL CURRENT ASSETS	27,844	58,731
PROPERTY AND EQUIPMENT, net	18,806	26,139
OTHER ASSETS	5,430	5,430

TOTAL	$52,080	$90,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$5,953	$8,137
Accounts payable and accrued expenses	728,340	535,644
Current portion of capital lease obligation	4,524	2,761
Note payable – shareholders	170,000	170,000
Convertible promissory notes	200,000	200,000
Current portion of litigation settlement payable	5,000	23,059

TOTAL CURRENT LIABILITIES	1,113,817	939,601

LONG-TERM DEBT:
Capital lease obligation – long-term portion	5,342	7,105
Litigation settlement payable – long term portion	8,422	15,363

TOTAL LONG TERM DEBT	13,764	22,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Preferred stock, 50,000,000 shares authorized, at stated value	—	400
Common stock, 100,000,000 shares authorized, at stated value	42,343	39,553
Additional paid-in capital	5,134,613	4,949,312
Subscriptions receivable	(58,700)	(22,500)
Deficit	(6,193,757)	(5,838,534)

STOCKHOLDERS’ DEFICIT, NET	(1,075,501)	(871,769)

TOTAL	$52,080	$90,300

See notes to the financial statements.

MICROBEST, INC.
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
SALES, net	$112,158	$172,479	$420,562	$549,001
COST OF SALES	75,459	110,629	233,351	291,039

GROSS PROFIT	36,699	61,850	187,211	257,962
LILTIGATION SETTLEMENT EXPENSES	—	113,422	—	113,422
ADMINISTRATIVE EXPENSES	114,953	254,642	508,636	779,502

LOSS FROM OPERATIONS	(78,254)	(306,214)	(321,425)	(634,962)
INTEREST EXPENSE	(6,914)	(10,500)	(33,798)	(39,128)

LOSS BEFORE PROVISION FOR INCOME TAXES	(85,168)	(316,714)	(355,223)	(674,090)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(85,168)	$(316,714)	$(355,223)	$(674,090)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares outstanding	40,550,532	35,380,917	40,459,859	34,485,306

See notes to the financial statements.

MICROBEST, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Subscriptions Receivable	Deficit	Stockholders’ Deficit, Net
	Number of Shares	Stated value, $.01 per share	Number # of Shares	Stated value, $.001 per share
TOTALS, January 1, 2002	40,020	$400	39,553,276	$39,553	$4,949,312	$(22,500)	$(5,838,534)	$(871,769)
Issuance of common stock for cash	—	—	2,128,001	2,128	140,363	—	—	142,491
Issuance of common stock to employees	0	0	300000	300	8700			9000
Conversion and expiration of of preferred stock	-40,020	-400	362,000	362	36,238	-36,200	—	—
Net loss for the six months ended June 30, 2002	—	—	—	—	—	—	-355,223	-355,223
TOTALS, SEPTEMBER 30, 2002	—	$—	42,343,277	42,343	$5,134,613	$(58,700)	$(6,193,757)	$(1,075,501)

See notes to the financial statements.

MICROBEST, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

	September	September
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,223)	$(674,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,333	9,000
Common stock issued to employees	9,000	42,000
Common stock issued for services, net	—	60,977
Common stock issued for litigation settlement	—	5,000
Issuance ot stock options to consultants	—	15,987
Other non cash charges	—	1,881
Changes in certain assets and liabilities:
Accounts receivable	25,652	(37,402)
Inventories	5,235	(3,586)
Accounts payable and accrued expenses	192,696	(63,691)
Litigation settlement payable	(25,000)	78,422
Cash overdraft	(2,184)	20,218

NET CASH USED IN OPERATING ACTIVITIES	(142,491)	(545,284)

CASH FLOWS FROM INVESTING ACTIVITY:
Change in other assets	—	(941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock, net of conversion	142,491	559,225
Payments to shareholders		(13,000)
		—

NET CASH PROVIDED BY FINANCING ACTIVITIES	142,491	546,225

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

MICROBEST, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2002 AND 2001

	September 2002	September 2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—

Income taxes paid in cash	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On April 26, 2002, the chief executive offocer exercised his conversion rights on 36,200 preferred shares to obtain 362,000 common shares with a note receivable for $36,200. The note receivable for the exercise price is presented as a reduction of stockholder’s deficit. The remaining outstandingpreferred shares were cancelled at their expiration.

See notes to the financial statements.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2001 included in the Annual Report filed on FORM 10-KSB, which was filed April 12, 2002.

The results of operations for the interim periods included in this report are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited interim financial statements have not been reviewed by the Company’s independent auditors, as required by Item 310(b) of Regulation S-B, as the Company lacks the funds to pay for the review.

NOTE 2.    GOING CONCERN CONSIDERATIONS

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred substantial losses since inception, and has not generated sufficient revenues from its operating activities to cover its expenses. The Company has been able to stay in operation during the past three years primarily because of cash received from the sale of its common stock to investors (and primarily to one investor group), and by delaying the payment of its payables. For the nine months ended September 30, 2002, the Company received cash from the sale of its stock totaling $142,491 all of which was used in operating activities.

The funding commitment from the above mentioned investor group, which was extended on March 1, 2002 was affectively terminated in August 2002 when the individual who introduced these investors to the Company and a company he is affiliated with were the subject of several lawsuits including one brought by the Securities and Exchange Commission (see Note 6.Litigation). The last investment received from this group was for $15,000 on June 18, 2002. The Company has no cash reserves or existing credit facilities to provide liquidity and accordingly the Company’s negative working capital position deteriorated further since the termination of this funding commitment. The Company has not yet received a new funding commitment, but is actively pursuing same.

Management recognizes that the Company must generate additional resources and attain profitable operations to enable it to continue in business. Management plans to continue obtaining additional capital through the issuance of common stock, the issuance of debt, and to obtain operating capital through revenue growth. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company’s raising additional growth capital and resuming and sustaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

NOTE 3.    SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES.  As of September 30, 2002, the Company has tax net operating loss carry forwards (NOLs) of approximately $5,553,000. The income tax provision (benefit) on the financial statements is zero, as all deferred taxes created by NOLs are offset in their entirety by a deferred tax asset valuation allowance.

EARNINGS (LOSS) PER SHARE.  Statement of Financial Accounting Standards No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company’s common equivalent shares include the convertible preferred stock, the convertible promissory notes, and stock options. Common stock equivalents, if converted, would increase common shares outstanding at September 30, 2002 and 2001 by 2,133,333 and 2,748,533 shares respectively.

NOTE 4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at each balance sheet date. The amounts as of September 30, 2002 are as follows: accounts payable, $231,347; payroll, payroll taxes and related penalties and interest, $318,522; professional fees, $30,000; accrued interest, $102,319; product warranty and replacement, $25,000; and other, $21,153. The amounts as of December 31, 2001 are as follows: accounts payable, $220,004; payroll, payroll taxes and related penalties and interest, $164,390; professional fees, $35,000; accrued interest, $70,818; product warranty and replacement $25,000; and accrued sales taxes and other, $20,432.

NOTE 5.    EQUITY TRANSACTIONS

During the nine months ended September 30, 2002, the Company issued of 2,128,001 shares of its common stock to its principal financing source in exchange for an investment of $142,491.

During the quarter ended June 30, 2002, the Company issued 362,000 shares of its common stock upon the conversion of 36,200 shares of its preferred stock held by the Company’s chief executive officer. The conversion price of $0.10 per common share received was paid by the Company accepting a note receivable for $36,200. This note is presented as a reduction of stockholders’ deficit. The note is due on demand and bears interest at 8%.

NOTE 6.    LITIGATION

The Company is from time to time exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of such actions, if any, will not have any additional material effect on the financial position or results of operations of the Company.

As a result of several lawsuits (none of which the Company is a party to) brought against an individual investor and a company he is affiliated with 16,650,447 shares of the Company’s common stock (39.3% of the shares outstanding) are in the hands of a receiver appointed by the Securities and Exchange Commission pending the outcome of the various lawsuits. The Company cannot at this time predict the effect of such litigation on the Company or the shares of the Company’s common stock,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis should be read in conjunction with the financial statements and related notes thereto that appear elsewhere herein.

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

BACKGROUND AND FINANCIAL HISTORY

Although Microbest Inc. has been in existence since 1993, the Company has not been able to develop its operating plan to the point where it can sustain profitable operations. The Company has been involved essentially in product development and market testing and development since it was founded. In 1997 the Company began concentrating its marketing efforts in the food service industry and more recently in the Janitorial and Sanitary (Jan/San) Distributor market and has been successful in developing a modest presence for its products in these markets. For the two years and nine months ended September 30, 2002, the company generated $1,681,043 in net sales, recorded net losses of $2,425,753 and also generated $1,416,799 from financing activities during this period to help fund the shortfall in working capital.

The business of developing, marketing and selling the Company’s biological cleaning products is capital intensive. The Company intends to continue its selling and marketing efforts and will require additional capital in order to continue operating at the current level, to expand its business, and to fund production and development costs. Additional capital financing may not be available. Without such financing, the Company will not be able to continue at its present operational level or fully implement its business strategy.

LIQUIDITY AND CAPITAL RESOURCES

Since February 16, 2001 the Company has relied on financial commitments, from Forward Looking Technologies Inc., (FLT), a venture capital group specializing in funding emerging growth technology companies, with an emphasis on solutions to pressing environmental issues to meet its shortfall in operating capital. Between February 2001 and June 2002 the Company received $669,225 from FLT for which it issued 5,536,947 restricted shares of common stock without registration in reliance upon section 4 (2) of the Securities Act of 1933. The stock was issued at a 25% discount to the market, in accordance with the terms of the commitment. The FLT commitment terminated in August 2002 because of their liquidity situation and the lawsuits referred to above (See Note 6. Litigation)

On August 10, 2002 the Company received a “Memorandum of Understanding/Term Sheet” from Roan/ Myers Associates, L.P., Investment Bankers (RMA) regarding a proposal to privately offer and sell a minimum of $3 million to a maximum of $5 million of the Company’s securities in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4 (2) of The Securities Act of 1933. One of the terms for this offering was that the Company’s common stock would be trading on the

OTC/BB. The Company does not believe that its common stock will be approved for trading on the OTC/BB at this time. Accordingly, this proposed offering is no longer viable and is considered terminated.

The Company raised substantially all its invested funds through the private sales of its common stock relying on exemptions from registration under the Securities Act of 1933. These sales of stock are costly to the Company because of the decline in the market price of the Company’s common stock over the past few years. The low bid price dropped to a low of $.05 after being removed from the OTC/BB on January 20, 2000 because of Rule 6530. For the past three years the shares have been traded as low as $0.04 per share on the National Quotation Bureau’s Electronic Quote System. Management believes not being able to trade on the OTC/BB has had and will continue to have a negative impact on the price of the stock. If the Company is unable to raise additional capital in the future through the sale of its common stock or is unable to find alternative sources of investor funds, the Company’s ability to continue will be in jeopardy.

Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its already incurred accounts payable and other liabilities. Obligations are being met on a day-to-day basis as cash becomes available. There can be no assurance given that the Company’s present flow of cash, both from operations and any new financial commitments, will be sufficient to meet current and future obligations. The Company continues to require additional investment capital to fund operations and development. As such, these factors, as well as other factors discussed in “financial condition” below, raise substantial doubt about the Company’s ability to continue as a going concern.

In the opinion of management the Company will not be able to continue operations without a major infusion of funds. As a result of the License Agreement executed with Purity Products, Inc. on October 5, 2002 (see Item 5. Other Information) the amount of funding required will be significantly less than the $3-5 million anticipated by the funding proposal from RMA mentioned above. Management believes that if a funding between $500,000 and $1 million is not received the Company will not be able to continue.

The following table summarizes the Company’s condensed financial position for the periods indicated:

	SEPT. 30	DEC. 31
	2002	2001
	$ IN THOUSANDS
BALANCE SHEET DATA
Current Assets	$28	$59
Current Liabilities	$(1,114)	$(940)

Working Capital (Deficit)	$(1,086)	$(881)

Total Asset	$52	$90
Total Liabilities	$(1128)	$(962)

Stockholders Equity (Deficit)	$(1076)	$(872)

The	following table summarizes the Company’s condensed operating results as of September 30 for the periods indicated:

	THREE MONTHS		NINE MONTHS
	2002	2001	2002	2001
	$ IN THOUSANDS
STATEMENT OF OPERATIONS DATA
Net Sales	$112	$172	$420	$549
Gross Margin	37	62	187	258
Expenses
Salaries Wages & Benefits	65	142	302	436
Occupancy and administration Costs	24	27	83	99
Travel	17	10	45	62
Professional Fees	3	38	35	88
Marketing Expenses	6	38	43	95

Total Administrative Expenses	115	255	508	780
Interest Expense	7	11	34	39
Litigaiton settlement expense	—	113	—	113

Total Expenses	122	379	542	932

Net Income (Loss)	$(85)	$(317)	$(355)	$(674)

FINANCIAL CONDITION

The Company’s working capital deficit increased significantly between December 31, 2001 and September 30, 2002 as a result of a $193,000 increase in accounts payable, and a $31,000 decrease in accounts receivable and inventory. The Company’s increasing accounts payable continue to grow older as a result of its on-going cash flow problems.

The Company has $231,347 in trade accounts payable as of September 30, 2002, of which $182,124 is over ninety days past due, and $93,587 of which is over one year old. Eight vendors have instituted collection proceedings against the Company relative to these past due obligations. One claimant was granted a default judgment in the amount of $11,436 and another vendor is threatening a suit for $10,714. Management is handling each claim separately and to date has been generally successful in working out amicable settlements and or deferring collection efforts. The majority of the Company’s creditors have been gracious in waiting for the Company to raise sufficient working capital to resolve this problem.

Notes payable to a shareholder of $170,000 and $200,000 of Convertible promissory notes together with accrued interest of $102,319, all due on June 30, 2002 remain unpaid and are in default as of August 14, 2002. The Company has informal understandings with the holders of the notes that they may be settled partially in cash from the proceeds of anticipated future financing and partially with equity instruments.

The Company was delinquent in depositing some of its payroll taxes in periods as far back as December 1997. According to IRS records, the Company owed $184,433 in taxes, penalties and interest as of July 20, 2001. On July 24, 2001, the Company entered into an installment agreement with the IRS to pay $5,000 per month to settle this obligation. As a result of cash flow problems, the Company was delinquent on four of its monthly payments under the installment agreement and on July 1, 2002 negotiated a new agreement with the IRS for $171,513 the amount still owed according to IRS records and the amount reflected on the Company’s June 30, 2002 balance sheet. The new agreement requires monthly payments of $5,500 through December 31, 2002 and $3,000 monthly thereafter. The payments for September and October under this new agreement have not been paid as of November 15, 2002.

On April 30, 2002 the Company filed an “Offer In Compromise” with the IRS requesting a more equitable settlement of this issue and is currently working with them towards a settlement. The IRS has filed a tax lien against the Company to secure its position.

The Company’s accumulated operating deficit as of September 30, 2002 is $6,193,757 and is directly attributable to the inability to increase sales quickly enough to fund the marketing efforts that, in the opinion of management, are necessary to realize the required level of revenues to attain profitable operations. This operating deficit is offset by $5,118,256 in the Company’s capital accounts reflecting the equity it has been able to record through issuances of its common stock. The financial shortfall of this strategy is that it requires the continuous infusion of investment capital to keep the Company running and creates an environment where ongoing commitments (including payroll and operating expenses) are met on a week-to-week basis. The danger is that the Company may run out of funds to continue sales and marketing efforts before it can achieve a sustaining level of sales. The Company has no plans to increase further the number of employees or for significant capital expenditures until sufficient investment capital is raised or until revenues increase substantially.

OPERATING RESULTS

The Company’s sales for the first nine months of 2002 were $420,562, a decrease of $128,439 from the same period in the prior year and were $112,188 for the third quarter of 2002 a decrease of $60,321 from the 2001 second quarter, in both cases reflecting the softness in the foodservice market the company started experiencing at the end of last year. Additionally, as a result of cash flow problems the Company experienced inventory shortages in April, May and September of 2002 which adversely impacted sales for the nine months and the third quarter. Approximately $156,000 of sales orders received in August and September were not shipped and billed until October because of inventory shortages These sales were billed by Purity Products, Inc. in accordance with the License Agreement the Company executed with Purity on October 5, 2002 (see Item 5. Other Information).

Sales orders began to increase in June 2002. Sales orders received for the first five months of the year averaged $47,000 monthly while the orders from June through September averaged $85,000 per month. Sales order backlog was $156,000 at the end of September 2002, the highest in the Company’s history.

The reductions in 2002 in cost of sales and gross profits are primarily related to the reduction in sales. Additionally gross margins were lower in 2002 because of the negative impact of cash restrictions on economical purchasing and the problems the Company’s has had in maintaining inventories.

Salaries, wages & benefits decreased in 2002 for the quarter and nine months because of reduced sales commissions, the elimination of one sales position as an economy measure and voluntary reductions in executive compensation.

Occupancy and administrative costs were reduced in the third quarter and nine months of 2002 as economy measures by cutting back on long distance telephone, office supplies and other office expenses. These savings were offset by increased insurance premiums in 2002.

Travel was significantly curtailed early in 2002 as a cost cutting move. In the third quarter 2002 attendance at trade shows increased travel expenses over the prior year.

Professional fees were higher in 2001 because of legal fees on litigation that was settled in 2001 and higher consulting fees.

Marketing expenses were lower in 2002 reflecting reductions in payments to outside sales consultants and discretionary marketing expenses were also curtailed as cost cutting moves.

Interest expense was higher in 2001 because of interest on the past due IRS claim.

PLAN OF OPERATION

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses for the last five years and has an accumulated deficit from operations of $6,193,757 at September 30, 2002. Management recognizes that the Company must generate additional financial resources to enable it to continue operations and is presently working on receiving financing commitments in this regard.

On August 10, 2002 the Company received a “Memorandum of Understanding/Term Sheet” from Roan/ Myers Associates, L.P., Investment Bankers (RMA) regarding a proposal to privately offer and sell a minimum of $3 million to a maximum of $5 million of the Company’s securities in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4 (2) of The Securities Act of 1933. One of the terms for this offering was that the Company’s common stock would be trading on the OTC/BB. The Company does not believe that its common stock will be approved for trading on the OTC/BB at this time. Accordingly, this proposed offering is no longer viable and is considered terminated.

The realization of assets and the satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the Company’s financial condition will be materially affected.

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

As described above the Company’s expenditures to date have greatly exceeded its revenues even though those revenues have shown growth from year to year prior to 2001 when sales growth was interrupted. The Company believes sales growth will continue and plans to continue its aggressive market development plan.

As indicated above, the operations of the Company have previously been financed with funds provided by a small group of accredited investors. As a result of legal actions that do not involve the Company (see Note 6, Litigation , above), this group is no longer able to continue funding the Company’s operating plan. and accordingly management is seeking alternative funding sources. In the opinion of management the Company will not be able to continue operations without a major infusion of funds. As a result of the License Agreement executed with Purity Products, Inc. on October 5, 2002 (see Item 5. Other Information) the amount of funding required will be significantly less than the $3-5 million anticipated by the funding proposal from RMA mentioned above. Management believes that if a funding between $500,000 and $1 million is not received the Company will not be able to continue

Recent Significant Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises . All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 did not have an impact on our financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934).

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosures controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act are recorded, processed, summarized and reported as and when required.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

Recent Issuances of Unregistered Securities

During the nine month period ended September 30, 2002 the Company issued 2,128,001 restricted shares of common stock for cash of $142,491 all without registration in reliance upon section 4 (2) of the Securities Act of 1933. On April 26, 2002, the Company’s chief executive officer exercised his option to convert 36,200 shares of the Company’s preferred stock into 362,000 shares of the Company’s common stock at a cash conversion price of $.10 per common share. He issued a note to the Company for the conversion price which is expected to be paid out of salary he is owed by the Company. On July 1, 2002 the Company issued 300,000 shares of common stock to employees. Management placed a value of $9,000 on these shares as employee compensation.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Notes payable to a shareholder of $170,000 plus $200,000 of convertible promissory notes together with accrued interest of $92,448 all of which came due on June 30, 2002 are unpaid and in default. As of November 7, 2002, the total amount in default is $472,319 which includes interest of $102,319. The Company has informal understandings with the holders of the notes that they may be settled partially in cash from the proceeds of anticipated future financing and partially with equity instruments

ITEM 5.    OTHER INFORMATION

License Agreement with Purity Products, Inc.

On October 5, 2002 the Company executed a three year License Agreement with Purity Products, Inc. (Purity) a privately owned Florida Corporation, headquartered in Miami, FL. Under the terms of the agreement Microbest grants Purity exclusive manufacturing rights to its products and non-exclusive rights to distribute and sell its products. Microbest retains all its rights, title and interest in its products. Among the services Purity will provide under the agreement are; purchasing, manufacturing & assembly, shipping & fulfillment, inventory management, customer service and accounting services for order entry, invoicing, collections, and accounts payable. As compensation for the services Purity performs under the agreement it will retain 35% of the gross profit on the sales of Microbest products covered by the agreement.

Effective with the execution of the agreement Microbest will concentrate it efforts on the sales of its products and its primary source of income will be the 65% royalty it will earn and receive from Purity.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99-1	Certification by Chief Executive Officer

Exhibit 99-2	Certification by Chief Financial Officer

Exhibit 10.1	Manufacturing and Distribution License Agreement executed October 5, 2002 by Microbest, Inc. and Purity Products, Inc.

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2002

Microbest, Inc.

/s/	Michael J. Troup
Michael J. Troup, President

Exhibit Index

Exhibit Description

Exhibit Number

Exhibit 10-1	Manufacturing and Distribution License Agreement executed October 5, 2002 by Microbest, Inc. and Purity Products, Inc.

Exhibit 99-1	Certification by Chief Executive Officer

Exhibit 99-1	Certification by Chief Financial Officer